Form 10-Q
period 1996-03-31
BROADWAY & SEYMOUR INC
filed 1996-05-14
CIK 885533

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________.

                       Commission file number 0-20034


                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          41-1522214
             --------                                          ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


      128 SOUTH TRYON STREET
     CHARLOTTE, NORTH CAROLINA                                          28202
     -------------------------                                          -----
  (Address of principal executive offices)                           (Zip code)


                                 (704) 372-4281
                                 --------------
              (Registrant's telephone number, including area code)



       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED  PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                              -----     -----

         As of April 30, 1996, 8,951,842 shares of Common Stock, $.01 par value, were outstanding.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



                            BROADWAY & SEYMOUR, INC.
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      -------
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheet -
             March 31, 1996 and December 31, 1995                        3

         Consolidated Statement of Operations -
             Three months ended March 31, 1996 and
               March 31, 1995                                            4

         Consolidated Statement of Cash Flows -
             Three months ended March 31, 1996 and
               March 31, 1995                                            5

         Notes to Consolidated Financial Statements                    6 - 9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            10 - 13


PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                             14 - 16


SIGNATURE                                                                17




                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended  March 31, 1996




                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                                         Mar. 31,              Dec. 31,
                                                                                           1996                  1995
                                                                                       ------------           ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $        459          $     2,053
    Receivables                                                                              27,644               28,233
    Income tax refund receivable                                                                145                2,100
    Inventories                                                                                 257                  417
    Deferred income taxes                                                                     4,507                4,934
    Other current assets                                                                      1,464                1,381
                                                                                       ------------           ----------
        Total current assets                                                                 34,476               39,118

Property and equipment                                                                        9,284                9,299

Software costs                                                                                9,286                9,865

Intangible assets                                                                            23,678               24,578

Other assets                                                                                    371                  385
                                                                                       ------------           ----------
                                                                                       $     77,095           $   83,245
                                                                                       ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                                $     11,588          $     6,263
    Accounts payable-trade                                                                    4,090                6,408
    Accrued compensation                                                                      1,998                2,796
    Estimated liabilities for contract losses                                                 4,517                5,246
    Other accrued liabilities                                                                 2,847                5,079
    Deferred revenue                                                                         11,439               12,561
    Income taxes payable                                                                                             275
                                                                                       ------------           ----------
        Total current liabilities                                                            36,479               38,628
                                                                                       ------------           ----------
Long-term debt                                                                                  443                1,327
                                                                                       ------------           ----------
Deferred income taxes                                                                         6,769                7,096
                                                                                       ------------           ----------
Deferred revenue and other liabilities                                                          458                3,757
                                                                                       ------------           ----------

Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares;
       Issued 8,933,251 shares and 8,801,016 shares, respectively                                89                   88
    Paid-in capital                                                                          35,620               34,277

    Accumulated deficit                                                                      (2,271)              (1,436)
                                                                                       -------------          ----------
                                                                                             33,438               32,929

    Less treasury stock, at cost, 38,552 shares                                                (492)                (492)
                                                                                       -------------          ----------
                                                                                             32,946               32,437
                                                                                       -------------          ----------
                                                                                       $     77,095           $   83,245
                                                                                       ============          ===========


   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996


                            Broadway & Seymour, Inc.
                      Consolidated Statement of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                      Three months ended
                                                     -------------------
                                                     Mar. 31,    Mar. 31,
                                                       1996        1995
                                                      ------      ------
Revenue:
    Services                                         $16,914     $20,745
    Products
         Software licenses                             7,382       5,762
         Hardware                                        314       2,556
         Other                                           123         465
                                                      ------      ------
             Total revenue                            24,733      29,528
                                                      ------      ------
Cost of revenue:
    Services                                          16,109      16,985
    Products
         Software licenses                             1,601       1,531
         Hardware                                        328       2,146
         Other                                            23         253
                                                      ------      ------
             Total cost of revenue                    18,061      20,915
                                                      ------      ------

Research and development                               1,825       1,079
Sales and marketing                                    3,270       4,010
General and administrative                             2,762       2,251
Restructuring charge (credit)                           (205)          0
                                                      ------      ------
        Total expenses                                 7,652       7,340
                                                      ------      ------
Operating income (loss)                                 (980)      1,273
Interest income                                           10          10
Interest expense                                        (185)        (89)
                                                      ------      ------
Income (loss) before provision for income taxes       (1,155)      1,194
Provision (benefit) for income taxes                    (320)        526
                                                      ------      ------
Net income (loss)                                      ($835)       $668
                                                      ------      ------
Weighted average common and common
   equivalent shares outstanding                       8,856       8,886

Income (loss) per common and common
   equivalent share                                   ($0.09)      $0.08
                                                      ======      ======


The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                       Three months ended
                                                                                   Mar. 31,            Mar. 31,
                                                                                     1996                1995
                                                                                 ------------        -----------
Cash flows from operating activities:
    Net income (loss)                                                            ($       835)      $        668

    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                                   2,511              2,291
        Deferred income taxes                                                             100
        Loss on disposal of assets                                                          2
        Change in assets and liabilities excluding effects of
          businesses acquired and divestitures:
                Receivables                                                               589              1,567
                Inventories                                                               160               (238)
                Other assets                                                              (69)              (130)
                Accounts payable - trade                                               (2,318)            (4,406)
                Accrued compensation                                                     (798)            (1,049)
                Estimated liabilities for contract losses                                (729)               (14)
                Other liabilities                                                      (2,251)              (328)
                Deferred revenue and customer deposits                                 (4,402)            (1,619)
                Income taxes                                                            1,711             (2,087)
                                                                                 ------------        -----------
        Net cash provided (used) by operating activities                               (6,329)            (5,345)
                                                                                 ------------        -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                   (866)            (2,040)
    Investment in software costs                                                         (153)            (1,017)
    Proceeds from sale of property and equipment and other dispositions                                       19
    Cash used in business acquisitions                                                                      (256)
                                                                                 ------------        -----------
        Net cash used by investing activities                                          (1,019)            (3,294)
                                                                                 ------------        -----------
Cash flows from financing activities:
    Net borrowings (payments) under credit facility                                     5,261              6,840
    Payments of notes payable and long-term debt                                         (820)              (827)
    Proceeds from issuance of common stock                                              1,313              2,071
                                                                                 ------------        -----------
        Net cash provided by financing activities                                       5,754              8,084
                                                                                 ------------        -----------
Net decrease in cash and cash equivalents                                              (1,594)              (555)
Cash and cash equivalents, beginning of period                                          2,053              1,639
                                                                                 ------------        -----------

Cash and cash equivalents, end of period                                         $        459        $     1,084
                                                                                 ============        ===========



The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

  The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1996 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 as reported by the Company in its Annual Report on Form 10-K.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to be Disposed of." This statement addresses the accounting for the impairment, if any, of the Company's long-lived assets, identifiable intangibles and goodwill relating to those assets. SFAS 121 requires that the Company review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such instances, the Company will perform a test of impairment which compares the carrying amount of the asset with the estimated undiscounted future cash flows to be generated from use of the asset, including its ultimate disposition. If the estimated future cash flows are less than the carrying amount of the asset, the asset is considered to be impaired and the carrying amount of the assets will be reduced to its fair value through the recognition of an impairment loss. The asset, at its new carrying value, will be depreciated or amortized over its remaining useful life. Adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

  Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS:

  On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry") pursuant to a Stock Purchase Agreement (the "Purchase Agreement"). In connection therewith, the Company and Jack Henry entered into various ancillary agreements which relate to the Company's licensing to Jack Henry certain software and the Company's provision to Jack Henry of certain software maintenance, marketing and transition services. At closing the Company received $2 million for the stock of Liberty and recognized no gain or loss on such sale. In addition, during the second and third quarters of 1995 the Company received approximately $9.1 million related to certain software license fees, software maintenance and transition services provided to Jack Henry, against which the Company incurred substantially no expense. The Company received a final payment of $.5 million in March 1996.

  Under the maintenance provisions of a Software License Agreement executed with Medaphis Corporation ("Medaphis") on December 30, 1994, Medaphis was scheduled to pay $6.9 million to the Company over an 18 month period. The Company recognized $3.0 million received under this agreement as services revenue for the three months ended March 31, 1995. The Company incurred no significant expenses associated with such maintenance services.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



NOTE 3 - RECEIVABLES:

Receivables at March 31, 1996 and December 31, 1995 were as follows:

                                              Mar. 31,           Dec. 31,
                                               1996                1995
                                            ----------          ----------
                                                     (In thousands)
Trade                                       $   25,068          $   24,752
Unbilled                                         2,816               3,809
Other                                              571                 613
                                            ----------          ----------
                                                28,455              29,174
Less - Allowance for doubtful accounts            (811)               (941)
                                            ----------          ----------
                                            $   27,644          $   28,233
                                            ==========          ==========

NOTE 4 - PROPERTY AND EQUIPMENT:

  Property and equipment at March 31, 1996 and December 31, 1995 were as follows:

                                                      Mar. 31,        Dec. 31,
                                                        1996            1995
                                                   -----------      -----------
                                                          (In thousands)
Equipment                                          $    15,501      $    14,682
Furniture and fixtures                                   2,446            2,411
Leasehold improvements                                   1,237            1,235
                                                   -----------      -----------
                                                        19,184          18,328
Less - Accumulated depreciation and amortization        (9,900)         (9,029)
                                                   -----------      -----------

                                                   $     9,284     $     9,299
                                                   ===========     ===========



NOTE 5 - SOFTWARE COSTS:


  The Company capitalizes the costs of developing software to be sold or leased, including costs of product enhancements which improve the marketability of the original product or extend its life. These costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. During the three months ended March 31, 1996 and March 31, 1995, approximately $.1 million and $1.0 million of software development costs were capitalized, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years. Accumulated amortization was $8.2 million and $7.5 million at March 31, 1996 and December 31, 1995, respectively. Amortization expense was approximately $.7 million for the each of the three months ended March 31, 1996 and March 31, 1995.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



NOTE 6 - INTANGIBLE ASSETS:
  Intangible assets at March 31, 1996 and December 31, 1995 were as follows:


                                                      Useful    Mar. 31,      Dec. 31,
                                                       lives      1996          1995
                                                     --------  ----------    ----------
                                                      (Years)       (In thousands)
Excess of cost over fair value of assets acquired   10         $   18,334    $   18,334
Customer lists and maintenance contracts            9 - 10         10,170        10,170
Assembled workforce                                 10              4,400         4,400
Non-competition agreements                          1.5 - 5           313           313
Trade names and other                               5 - 10            228           228
                                                               ----------    ----------
                                                                   33,445        33,445

Less - Accumulated amortization                                    (9,767)       (8,867)
                                                               ----------    ----------
                                                               $   23,678    $   24,578
                                                               ==========    ==========



  Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense was approximately $.9 million for each of the three months ended March 31, 1996 and March 31, 1995.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:

  The Company's credit facility is secured by substantially all of the tangible and intangible assets of the Company. Under the credit facility, which expires May 31, 1996, the Company may borrow up to a maximum of the lesser of $15 million or 80% of eligible accounts receivable plus 33% of net fixed assets, not to exceed $2.8 million, less other bank extensions of credit. As of March 31, 1996, the available borrowing base under the Company's credit facility exceeded the maximum of $15 million. The average interest rate on the credit facility for the first quarter of 1996 was 6.71%. The credit facility also provides for a commitment fee of .25% per annum on the unused portion of the credit facility. At March 31, 1996, $10.5 million was outstanding under the credit facility.

  The agreement governing the credit facility contains covenants which require the Company to meet certain operating ratios and levels of tangible net worth. On April 12, 1996, the Company executed a modification agreement to its credit facility. Under the modification agreement, violation of certain of the covenants as of December 31, 1995 was waived and certain of the financial covenants were revised as of January 1, 1996. The modification agreement also provided for an increase in the applicable interest rate to the bank's prime rate plus 1%, or 9.25% on April 30, 1996.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended  March 31, 1996



Long-term debt at March 31, 1996 and December 31, 1995 was as follows:

                                                                    Mar. 31,   Dec. 31,
                                                                     1996       1995
                                                                    -------   -------
                                                                      (In thousands)
Unsecured promissory note due January 1997, with interest
  at 8.5% payable every three months                                $   825   $   825
Unsecured, non-interest bearing promissory note due in annual
  installments of $667,000 through January 1996                                   667
Unsecured promissory note due in quarterly installments plus
  interest at 7.7% through May 1998                                     300       333
Subordinated promissory note due in quarterly installments plus interest at the greater of the prime rate plus 2% (as defined in the agreement) or 10% through June 2000, secured by Corbel
  software and support materials                                        172       183
Unsecured promissory notes due through September 1998,
  obligations under capital leases and other                            256       365
                                                                    -------   -------
                                                                      1,553     2,373
Less - Portion due within one year                                   (1,110)   (1,046)
                                                                    -------   -------
                                                                    $   443   $ 1,327
                                                                    =======   =======



NOTE 8 - RESTRUCTURING CHARGES:

  During the fourth quarter of 1995, the Company recorded a restructuring reserve of approximately $1.5 million which consisted of approximately $1.0 million for the consolidation of certain facilities that were expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company utilized cash of approximately $.3 million to satisfy obligations related to these reserves and revised its estimate of the remaining costs to complete the restructuring downward by $.2 million.

NOTE 9 - SUBSEQUENT EVENT:

  On April 10, 1996, the Company entered into a definitive asset purchase agreement with Fidelity Investments Institutional Services Company, Inc. ("Fidelity") whereby the Company agreed to sell to Fidelity certain assets, net of certain liabilities, including the Company's AMtrust and TrustProcessor software products. In connection therewith, the Company and Fidelity will enter into certain ancillary agreements which relate to the Company licensing to Fidelity certain other software, the Company providing to Fidelity certain software maintenance and transition services and Fidelity contracting with the Company for certain minimum systems integration work in the twenty-four months following execution of the agreements. The total consideration related to these agreements is approximately $30 million. Consummation of the sale is subject to a number of conditions including the clearance by appropriate governmental agencies and the completion of due diligence of certain matters to the satisfaction of Fidelity. The Company anticipates closing this transaction by May 30, 1996. During the first quarter of 1996 and 1995, these operations contributed approximately $4.4 million and $3.5 million of revenue, respectively.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



                            BROADWAY & SEYMOUR, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The financial statements included herein reflect the Company's unaudited results of operations for the three months ended March 31, 1996 and March 31, 1995.

  During the third quarter of 1995 the Company developed a new strategic plan and operating model called Futures '96, which it began to implement immediately. As part of Futures '96, the Company made significant changes in senior management, re-engineered its internal project management and accounting processes and revamped its compensation program. Implementation of Futures '96 changed the Company's strategic direction to focus on achieving predictable performance of core operations while refraining from growth through product acquisitions and instead relying on growth through business alliances and internal product development. Operations were reorganized to integrate independent business units into a competency-based matrix model focused on delivering technology-enabled solutions that require team delivery of both products and services. The competency-based matrix was adopted in order to relieve the pressures of internal profit and loss centers and enable employees at all skill levels throughout the Company to be rapidly deployed as needed to meet client needs and the Company's internal productivity goals.

  The Company's revenues derive primarily from the performance of consulting services and the sale of related products under specific engagements with customers. In addition, the Company's growth strategy broadened its product and service offerings and enabled the Company to successfully compete for large scale projects. However, such projects typically have a longer sales cycle and inherent volatility in the rate that revenues and related costs are generated and recognized which could produce significant variations in quarterly or annual results.

  The Company continually monitors conditions that may affect the carrying value of its software costs and intangible assets. Under the principles of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and, effective January 1, 1996, Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of", the Company records impairment losses and/or accelerated amortization of software costs and intangible assets when analysis indicates that an asset is not recoverable. The Company operates in markets characterized by innovation and rapid technological advances and no assurance can be given that future changes in the marketplace would not impair the value of the Company's software costs and other intangible assets.


QUARTER ENDED MARCH 31, 1996 COMPARED TO
QUARTER ENDED MARCH 31, 1995

  The Company's operating results reflect a loss from operations of $1.0 million for the first quarter of 1996 compared with $1.3 million of income from operations for the same period of 1995. The results of operations for the first quarter of 1995 include products and operations which were subsequently sold during 1995. Certain significant transactions of the Company are discussed below.

  On April 10, 1996, the Company entered into a definitive asset purchase agreement with Fidelity Investments Institutional Services Company, Inc. ("Fidelity") whereby the Company agreed to sell to Fidelity certain assets, net of certain liabilities, including the Company's AMtrust and TrustProcessor software products. These software products and their associated operations contributed approximately $4.4 million and $3.5 million in revenue during the first quarter of 1996 and 1995, respectively. The Company anticipates closing this transaction by May 30, 1996. (See Note 9).

  On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry"). In the first quarter of 1995, Liberty contributed approximately $5.0 million in revenue. During the first quarter of 1996, the Company recognized approximately $.3

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



million of revenue related to ongoing support and maintenance of software, licensed to Jack Henry in conjunction with the sale, against which the Company incurred no significant associated expense.

  On September 1, 1995, the Company transferred a contract for services provided to International Business Machines Corporation ("IBM") to another service provider. Services provided under this contract contributed approximately $.8 million of revenue during the first quarter of 1995.

  Excluding the results of Liberty and the IBM service contract, the Company's revenue for the first quarters of 1996 and 1995 were $24.4 million and $23.7 million, respectively, an increase of $.7 million, or 3%. Excluding the results of Liberty and IBM, the Company would have reported a loss from operations of $1.4 million for the first quarter of 1996 and operating income of $.9 million for the first quarter of 1995.

  Each of the comparative amounts discussed below exclude the effect of nonrecurring revenue and expenses associated with Liberty and the IBM services contract that were sold during 1995.

  Service revenue decreased 3%, from $17.0 million to $16.6 million, when comparing the first quarter of 1996 with the same period last year. Service revenue for the first quarter of 1995 includes $3.0 million of nonrecurring software maintenance revenue related to a 1994 contract with Medaphis Corporation (See Note 2). Excluding the impact of this nonrecurring revenue, service revenue increased from $14.0 million to $16.6 million, or 18%. Approximately $.6 million of this increase is related to the acquisition of The MiniComputer Company of Maryland, Inc. ("TMC") in June 1995. Services revenue related to the Company's banking and mortgage products, including VisualImpact which was introduced to the market in 1995, contributed approximately $1.2 million of the increase in 1996. In addition, the Company's call center professional services, a market in which the Company has capitalized on its expertise, contributed increased revenue of approximately $.2 million. Also contributing to the increase in service revenue is $.3 million of incremental software maintenance revenue for the Company's Elite Legal product suite, related to an increased installed client base. Service revenue for the Company's AMtrust products increased by approximately $1.0 million in the first quarter of 1996, all of which is related to two significant contracts that were executed during 1995. Offsetting these increases is a $.6 million decrease in the Company's pension document service revenue, reflecting increased revenue during the first quarter of 1995 related to activity triggered by a legal deadline for restatement of certain pension plan documents.

  Product revenue increased 17%, from $6.7 million to $7.8 million, when comparing the first quarter of 1996 with the same period last year. During the first quarter of 1996, the Company recorded software license revenue of $4.0 million in connection with a single contract against which the Company recorded substantially no expense. Offsetting this increase was a decrease of approximately $.6 million in software license revenue in connection with decreased installations of the Company's Elite Legal product suite resulting
from competitive pressures in the marketplace.   In addition, software license
revenue for the Company's banking and mortgage products decreased approximately $1.7 million for the first quarter of 1996 compared to the same period of last year. Hardware revenue decreased 69%, or $.7 million, in the first quarter of 1996 when compared to the first quarter of 1995. The majority of this decrease reflects the decrease in software license sales, which require hardware installation, for the Company's banking and mortgage products.

  Cost of services revenue increased 23%, or $3.0 million, when comparing the first quarter of 1996 with the first quarter of 1995. Cost of services revenue was $16.1 million, or 95% of services revenue, and $13.9 million, or 82% of services revenue, for the first quarter of 1996 and 1995, respectively. Approximately $.8 million of this increase reflects higher contract labor costs related to the Company's Elite Legal product suite due to more complex contract-specific installations and implementation requirements. In addition, TMC contributed incremental cost of services revenue of approximately $.6 million in the first quarter of 1996. Also contributing to the increase was approximately $1.3 million of costs for the Company's AMtrust products, related primarily to two contracts executed during 1995.

  Overall, cost of product revenue decreased 10%, or $.2 million, to $2.2 million, or 28% of product revenue, when comparing the first quarter of 1996 with the same period last year. When comparing the first quarters of 1996 and 1995, hardware cost of product revenue decreased approximately $.7 million and software license cost of product revenue increased approximately $.5 million. Contributing to the decrease in hardware cost of product revenue is approximately $.9 million related to the Company's banking and mortgage products, which corresponds to decreased licenses and installations, offset by increased hardware costs for the Company's Elite Legal product suite and incremental costs contributed by TMC which total approximately $.2 million. The increase in software license cost of product revenue is

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



related to amortization of internally developed software products and enhancements to existing products capitalized and introduced during 1995 for the Company's banking, mortgage, asset management and pension administration operations. Also contributing to the increase were additional personnel and support costs related to these recent introductions.

  Research and development expenses in the first quarter of 1996 and 1995 were net of $.2 million and $.8 million of capitalized software development costs, respectively. Including capitalized costs, research and development costs increased to $2.0 million, or 8% of total revenue, in the first quarter of 1996 compared to $1.7 million, or 7% of total revenue, in the first quarter of 1995. This increase in research and development expenditures is due to development and enhancement efforts related to the Company's Millennium, CRISP, Elite Legal Billing, Quantech, AutoDoc and NPA software. Research and development costs capitalized in the first quarter of 1996 related to development of and enhancements to the Company's NPA and Elite Legal Billing software.

  General and administrative expenses increased 23% to $2.8 million, or 11% of revenue for the first quarter of 1996 from $2.3 million, or 9% of revenue for the first quarter of 1995. Approximately $.1 million of the increase is attributable to incremental costs contributed by TMC. In addition, the Company incurred higher overhead related to personnel changes in senior management and related costs of approximately $.4 million.

  During the fourth quarter of 1995, the Company recorded a restructuring reserve of approximately $1.5 million which consisted of approximately $1.0 million for the consolidation of certain facilities that were expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the company utilized cash of approximately $.3 million to satisfy obligations related to these reserves and revised its estimate of the remaining costs to complete the restructuring downward by $.2 million.

INCOME TAXES

  The Company's effective income tax rate for the three months ended March 31, 1996 was 28% compared to 44% for the three months ended March 31, 1995. The effective income tax rate differs from the statutory rate due to the loss incurred in the first quarter of 1996 as adjusted for permanent differences such as goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

  On March 31, 1996, the Company had cash and cash equivalents of approximately $.5 million and a working capital deficit of approximately $2.0 million.

  The Company's credit facility is secured by substantially all of the tangible and intangible assets of the Company. Under the credit facility, which expires May 31, 1996, the Company may borrow up to a maximum of the lesser of $15 million or 80% of eligible accounts receivable plus 33% of net fixed assets, not to exceed $2.8 million, less other bank extensions of credit. As of March 31, 1996, the available borrowing base under the Company's credit facility exceeded the maximum of $15 million. The average interest rate on the credit facility for the first quarter of 1996 was 6.71%. The credit facility also provides for a commitment fee of .25% per annum on the unused portion of the credit facility. At March 31, 1996, $10.5 million was outstanding under the credit facility.

  The agreement governing the credit facility contains covenants which require the Company meet certain operating ratios and levels of tangible net worth. On April 12, 1996, the Company executed a modification agreement to its credit facility. Under the modification agreement, violation of certain of the covenants at December 31, 1995 was waived and certain of the financial covenants contained in the agreement were revised as of January 1, 1996. The modification agreement also provided for an increase in the applicable interest rate to the bank's prime rate plus 1%, or 9.25% on April 30, 1996.

  It is the Company's intent to utilize a portion of the proceeds from the Fidelity transaction to repay the bank credit facility at or prior to maturity. The Company is reviewing its capital requirements for the remainder of 1996 and is evaluating financing alternatives in order to have a readily available source of capital. Current trends in liquidity demands are expected to continue as funds will be needed to support planned business growth, to satisfy existing contractual obligations, to purchase property and equipment and to develop software.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



  The Company anticipates that the remaining proceeds from the Fidelity transaction combined with cash flow from operations, borrowings from banks and the issuance of stock pursuant to its employee stock purchase and stock option plans will be sufficient to fund its working capital requirements through 1996.

  Principal sources of liquidity for the three months ended March 1996 were borrowings under the credit facility and proceeds from the issuance of stock pursuant to the Company's employee stock purchase and stock option plans.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



(a)(3)   Exhibits:

    Exhibit No.                                            Description
    -----------                                            -----------
4.1               Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement on Form S-1, SEC File No. 33-46672)

4.2               Articles 4 and 5 of  Broadway & Seymour, Inc.'s Restated Certificate of Incorporation
                  (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-1, SEC File No. 33-46672)

4.3               Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)
10.1**            Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985
                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
                  S-1, SEC File No. 33-46672)

10.2**            Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.3**            Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition
                  Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.4**            Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report
                  on Form 10-Q for the Quarter Ended June 30, 1995)

10.5**            Broadway & Seymour, Inc. 1995 Stock Option Plan dated September 1, 1995 (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended September 30, 1995)

10.6              Registration Rights Agreement dated as of May 7, 1993 by and between Broadway & Seymour, Inc.
                  and certain shareholders of Corbel & Co. (Incorporated by reference to Exhibit 10.9 to the
                  Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.7              Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among
                  Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)

10.8              Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)

10.9              Stock Pledge Agreement dated as of February 1, 1994 by and among Broadway & Seymour, Inc.,
                  Alan Richeimer (a/k/a Alan Rich) and Harvey Rich and Eva Rich, as trustees of the Harvey and
                  Eva Rich Family Trust created by that Trust Agreement dated September 19,1988 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form  8-K dated February 1,
                  1994)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



10.10              Consent and Assignment Agreement dated January 28, 1994 among Trust Systems, Broadway &
                   Seymour, Inc., and First Fidelity Bank, N.A., NationsBank of North Carolina, First Tennessee
                   Bank National Association and PNC Bank National Association providing assignment of all right, title and interest in AMtrust to Trust Systems (Incorporated by reference to Exhibit 10.14 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.11             Agreement and Plan of Merger dated January 23, 1995 of EBG & Associates, Inc. into Broadway
                  & Seymour, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.12             Agreement and Plan of Merger dated January 27, 1995 of BancCorp Systems, Inc. with and into
                  BCS Acquisition, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.13             Asset Purchase Agreement dated as of  June 9, 1995 by and among  Broadway & Seymour Inc.,
                  The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and
                  Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.14             Bill of  Sale and Assignment and Assumption Agreement dated as of June 30, 1995 by and between Liberty Software, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
                  Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 30, 1995)

10.15             Stock Purchase Agreement dated June 30, 1995 by and between Broadway & Seymour, Inc. and
                  Jack Henry & Associates, Inc. (Incorporated by reference to Exhibit 2 to the Registrant's
                  Current Report on Form 8-K dated June 30, 1995)

10.16             Master Agreement dated June 30, 1995 by and between Broadway & Seymour, Inc. and Jack Henry
                  & Associates, Inc. (Incorporated by reference to Exhibit 3 to the Registrant's Current
                  Report on Form 8-K dated June 30, 1995)

10.17             Addendum to Master Agreement dated September 29, 1995 by and between Broadway & Seymour,
                  Inc. and Jack Henry & Associates, Inc. (Incorporated by reference to Exhibit 10.25 to the
                  Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.18**           Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc.
                  and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.19**           Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc.
                  and David A. Finley  (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended December 31, 1995)

10.20**           Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and
                  David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

10.21             Credit Agreement dated October 14, 1994 between Broadway & Seymour, Inc. and NationsBank of
                  North Carolina, N.A. (Incorporated by reference to Exhibit 10.13 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996



10.22             Modification Agreement dated as of March 17, 1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual
                  Report on Form 10-K for the Fiscal Year Ended December 31, 1994)

10.23             Modification Agreement dated as of April 28,1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly
                  Report on 10-Q for the Quarter Ended March 31, 1995)

10.24             Modification Agreement dated as of May 31, 1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.25*            Modification Agreement dated as of April 12, 1996 between Broadway & Seymour, Inc. and
                  NationsBank, N. A.

10.26*            Modification, Waiver and Forbearance Agreement dated as of April 12, 1996 between
                  Broadway & Seymour, Inc. and NationsBank, N. A.

11*               Computation of earnings per share

27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only and not filed.
- - --------------------

*  Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996




                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          BROADWAY & SEYMOUR, INC.



Date:  May 14, 1996       By:    /s/ David A. Finley
       ------------              ---------------------------------------------
                                 David A. Finley, Executive Vice President and
                                      Chief Financial Officer

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996






                                                      EXHIBIT INDEX

    Exhibit No.                                            Description                                              Page Number
    -----------                                            -----------                                              -----------

4.1               Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement on Form S-1, SEC File No. 33-46672)

4.2               Articles 4 and 5 of  Broadway & Seymour, Inc.'s Restated Certificate of Incorporation
                  (Incorporated  by reference to Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-1, SEC File No. 33-46672)

4.3               Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

10.1**            Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985
                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
                  S-1, SEC File No. 33-46672)

10.2**            Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.3**            Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition
                  Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.4**            Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report
                  on Form 10-Q for the Quarter Ended June 30, 1995)

10.5**            Broadway & Seymour, Inc. 1995 Stock Option Plan dated September 1, 1995 (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended September 30, 1995)

10.6              Registration Rights Agreement dated as of May 7, 1993 by and between Broadway & Seymour, Inc.
                  and certain shareholders of Corbel & Co. (Incorporated by reference to Exhibit 10.9 to the
                  Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.7              Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among
                  Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)

10.8              Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)

10.9              Stock Pledge Agreement dated as of February 1, 1994 by and among Broadway & Seymour, Inc.,
                  Alan Richeimer (a/k/a Alan Rich) and Harvey Rich and Eva Rich, as trustees of the Harvey and
                  Eva Rich Family Trust created by that Trust Agreement dated September 19,1988 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form  8-K dated February 1,
                  1994)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996




    Exhibit No.                                            Description                                              Page Number
    -----------                                            -----------                                              -----------
10.10             Consent and Assignment Agreement dated January 28, 1994 among Trust Systems, Broadway &
                  Seymour, Inc., and First Fidelity Bank, N.A., NationsBank of North Carolina, First Tennessee
                  Bank National Association and PNC Bank National Association providing assignment of all right, title and interest in AMtrust to Trust Systems (Incorporated by reference to Exhibit 10.14 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.11             Agreement and Plan of Merger dated January 23, 1995 of EBG & Associates, Inc. into Broadway
                  & Seymour, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.12             Agreement and Plan of Merger dated January 27, 1995 of BancCorp Systems, Inc. with and into
                  BCS Acquisition, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.13             Asset Purchase Agreement dated as of  June 9, 1995 by and among  Broadway & Seymour Inc.,
                  The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and
                  Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.14             Bill of  Sale and Assignment and Assumption Agreement dated as of June 30, 1995 by and between Liberty Software, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
                  Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 30, 1995)

10.15             Stock Purchase Agreement dated June 30, 1995 by and between Broadway & Seymour, Inc. and
                  Jack Henry & Associates, Inc. (Incorporated by reference to Exhibit 2 to the Registrant's
                  Current Report on Form 8-K dated June 30, 1995)

10.16             Master Agreement dated June 30, 1995 by and between Broadway & Seymour, Inc. and Jack Henry
                  & Associates, Inc. (Incorporated by reference to Exhibit 3 to the Registrant's Current
                  Report on Form 8-K dated June 30, 1995)

10.17             Addendum to Master Agreement dated September 29, 1995 by and between Broadway & Seymour,
                  Inc. and Jack Henry & Associates, Inc. (Incorporated by reference to Exhibit 10.25 to the
                  Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.18**           Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc.
                  and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.19**           Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc.
                  and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended December 31, 1995)

10.20**           Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and
                  David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

10.21             Credit Agreement dated October 14, 1994 between Broadway & Seymour, Inc. and NationsBank of
                  North Carolina, N.A. (Incorporated by reference to Exhibit 10.13 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended March 31, 1996




    Exhibit No.                                            Description                                              Page Number
    -----------                                            -----------                                              -----------
10.22             Modification Agreement dated as of March 17, 1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.16 to the Registrant's Annual
                  Report on Form 10-K for the Fiscal Year Ended December 31, 1994)

10.23             Modification Agreement dated as of April 28,1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.19 to the Registrant's Quarterly
                  Report on 10-Q for the Quarter Ended March 31, 1995)

10.24             Modification Agreement dated as of May 31, 1995 between Broadway & Seymour, Inc. and
                  NationsBank, N.A. (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.25*            Modification Agreement dated as of April 12, 1996 between Broadway & Seymour, Inc. and
                  NationsBank, N. A.                                                                                    22

10.26*            Modification, Waiver and Forbearance Agreement dated as of April 12, 1996 between
                  Broadway & Seymour, Inc. and NationsBank, N. A.                                                       25

11*               Computation of earnings per share                                                                     21

27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only and not filed.

- - --------------------

*  Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.