Form 10-Q
period 1996-06-30
BROADWAY & SEYMOUR INC
filed 1996-08-14
CIK 885533

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

 (Mark one)
 [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________  to _____________.

                         Commission file number 0-20034



                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                                                            41-1522214
             --------                                                                            ----------
  (State or other jurisdiction of                                                             (I.R.S. Employer
  incorporation or organization)                                                            Identification No.)

      128 SOUTH TRYON STREET
     CHARLOTTE, NORTH CAROLINA                                                                      28202
     -------------------------                                                                      -----
  (Address of principal executive                                                                (Zip code)
             offices)

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

         As of July 31, 1996, 8,974,266 shares of Common Stock, $.01 par value, were outstanding.


===============================================================================

                                  Page 1 of 18
                          Index to Exhibits on page 19

                            BROADWAY & SEYMOUR, INC.
                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                          NUMBER
                                                                                          -------
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheet -
             June 30, 1996 and December 31, 1995                                             3

         Consolidated Statement of Operations -
             Three and six months ended June 30, 1996 and
               June 30, 1995                                                                 4

         Consolidated Statement of Cash Flows -
             Six months ended June 30, 1996 and
               June 30, 1995                                                                 5

         Notes to Consolidated Financial Statements                                        6 - 9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                10 - 13


PART II OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                                 14 - 17


SIGNATURE                                                                                    18





                          ____________________________


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ____________________________

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996





                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                  June 30,         Dec. 31,
                                                                                    1996             1995
                                                                                  --------         --------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 3,729          $ 2,053
    Receivables                                                                     23,770           28,233
    Income tax refund receivable                                                         -            2,100
    Inventories                                                                      1,056              417
    Deferred income taxes                                                            4,420            4,934
    Other current assets                                                             1,453            1,381
                                                                                   -------          -------
        Total current assets                                                        34,428           39,118

Property and equipment                                                               7,837            9,299

Software costs                                                                       7,424            9,865

Intangible assets                                                                   20,543           24,578

Other assets                                                                           278              385
                                                                                   -------          -------
                                                                                   $70,510          $83,245
                                                                                   =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                            $   375          $ 6,263
    Accounts payable-trade                                                           6,591            6,408
    Accrued compensation                                                             1,844            2,796
    Estimated liabilities for contract losses                                        4,004            5,246
    Other accrued liabilities                                                        2,972            5,079
    Deferred revenue                                                                 8,322           12,561
    Income taxes payable                                                             2,756              275
                                                                                   -------          -------
        Total current liabilities                                                   26,864           38,628
                                                                                   -------          -------
Long-term debt                                                                         372            1,327
                                                                                   -------          -------
Deferred income taxes                                                                7,096            7,096
                                                                                   -------          -------
Deferred revenue and other liabilities                                                 449            3,757
                                                                                   -------          -------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares;
       Issued 8,974,266 shares and 8,801,016 shares, respectively                       90               88
    Paid-in capital                                                                 36,160           34,277
    Accumulated deficit                                                                (29)          (1,436)
                                                                                   -------          -------
                                                                                    36,221           32,929

    Less treasury stock, at cost, 38,552 shares                                       (492)            (492)
                                                                                   -------          -------
                                                                                    35,729           32,437
                                                                                   -------          -------
                                                                                   $70,510          $83,245
                                                                                   =======          =======


   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996



                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     Three months ended     Six months ended
                                                                     June 30,   June 30,   June 30,   June 30,
                                                                       1996       1995       1996       1995
                                                                    ---------  ---------  ---------  ---------
Revenue:
    Services                                                          $14,785    $22,080    $31,699    $42,825
    Products
         Software licenses                                              7,586     10,853     14,968     16,615
         Hardware                                                       1,253      2,177      1,690      4,733
         Other                                                              -        565          -      1,030
                                                                      -------    -------    -------    -------

             Total revenue                                             23,624     35,675     48,357     65,203
                                                                      -------    -------    -------    -------
Cost of revenue:
    Services                                                           15,241     18,358     31,350     35,485
    Products
         Software licenses                                              2,522      2,554      4,123      4,085
         Hardware                                                       1,141      1,641      1,492      3,787
         Other                                                              -        340          -        593
                                                                      -------    -------    -------    -------
             Total cost of revenue                                     18,904     22,893     36,965     43,950
                                                                      -------    -------    -------    -------
Research and development                                                1,649      1,683      3,474      2,762
Sales and marketing                                                     3,238      4,652      6,508      8,520
General and administrative                                              2,362      2,345      4,919      4,596
                                                                      -------    -------    -------    -------
        Total expenses                                                  7,249      8,680     14,901     15,878
                                                                      -------    -------    -------    -------
Operating income (loss)                                                (2,529)     4,102     (3,509)     5,375

Gain on sale of assets                                                  8,273          -      8,273          -
Interest income                                                            51         41         61         51
Interest expense                                                         (129)      (192)      (314)      (281)
                                                                      -------    -------    -------    -------
Income before provision for income taxes                                5,666      3,951      4,511      5,145
Provision for income taxes                                              3,424      1,804      3,104      2,330
                                                                      -------    -------    -------    -------
Net income                                                            $ 2,242    $ 2,147    $ 1,407    $ 2,815
                                                                      =======    =======    =======    =======

Weighted average common and common
   equivalent shares outstanding                                        9,036      8,970      9,022      8,926

Income per common and common
   equivalent share                                                     $0.25      $0.24      $0.16      $0.32
                                                                      =======    =======    =======    =======



   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996





                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Six months ended
                                                                               June 30,          June 30,
                                                                                 1996             1995
                                                                               -------           -------
Cash flows from operating activities:
    Net income (loss)                                                          $ 1,407           $ 2,815
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                            5,152             5,189
        Deferred income taxes                                                      514                 -
       (Gain) loss on disposal of assets                                        (8,273)               (6)
        Change in assets and liabilities excluding effects of
          businesses acquired and divestitures:
                Receivables                                                        769            (1,922)
                Inventories                                                       (669)               66
                Other assets                                                         -              (440)
                Accounts payable - trade                                           183            (3,301)
                Accrued compensation                                              (773)           (1,495)
                Estimated liabilities for contract losses                       (1,242)                -
                Other liabilities                                               (5,367)             (166)
                Deferred revenue and customer deposits                          (1,736)            1,823
                Income taxes                                                     4,652              (465)
                                                                               -------           -------
        Net cash provided (used) by operating activities                        (5,383)            2,098
                                                                               -------           -------
Cash flows from investing activities:
    Purchase of property and equipment                                          (1,791)           (4,226)
    Investment in software costs                                                  (643)           (1,679)
    Net proceeds from sale of property and equipment and other
      dispositions                                                              16,580             2,000
    Cash used in business acquisitions                                            (864)           (1,260)
                                                                               -------           -------
        Net cash provided (used) by investing activities                        13,282            (5,165)
                                                                               -------           -------
Cash flows from financing activities:

    Net borrowings (payments) under credit facility                             (5,217)              400
    Proceeds from issuance of notes                                                976               697
    Payments of notes payable and long-term debt                                (2,602)             (868)
    Proceeds from issuance of common stock                                         620             3,087
                                                                               -------           -------
        Net cash provided (used) by financing activities                        (6,223)            3,316
                                                                               -------           -------
Net increase in cash and cash equivalents                                        1,676               249
Cash and cash equivalents, beginning of period                                   2,053             1,639
                                                                               -------           -------
Cash and cash equivalents, end of period                                       $ 3,729           $ 1,888
                                                                               =======           =======


   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996




                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1996 and results of operations and cash flows for the interim periods presented.
The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The more significant estimates affecting the Company's financial statements relate to revenue recognition and loss accruals for long-term contracts, allowance for uncollectible receivables and useful lives used in depreciating property and equipment and amortizing capitalized software products and intangible assets. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 as reported by the Company in its Annual Report on Form 10-K.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets and for Long-lived Assets to be Disposed of." This statement addresses the accounting for the impairment, if any, of the Company's long-lived assets, identifiable intangibles and goodwill relating to those assets. SFAS 121 requires that the Company review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In such instances, the Company will perform a test of impairment which compares the carrying amount of the asset with the estimated undiscounted future cash flows to be generated from use of the asset, including its ultimate disposition. If the estimated future cash flows are less than the carrying amount of the asset, the asset is considered to be impaired and the carrying amount of the asset will be reduced to its fair value through the recognition of an impairment loss. The asset, at its new carrying value, will be depreciated or amortized over its remaining useful life. Adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

         Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS:

         Effective May 15, 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its asset management business, including the Company's AMtrust and TrustProcessor software products, to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. In connection therewith, the Company and Fidelity entered into various ancillary agreements which relate to the Company licensing to Fidelity certain other software, the Company providing to Fidelity certain software maintenance and transition services and Fidelity contracting with the Company for certain minimum systems integration work in the twenty-four months following the closing. The aggregate consideration to be paid to the Company in connection with these transactions is approximately $29.0 million, of which approximately $23.5 million was paid at closing for the net assets and licensing of certain software and approximately $5.5 million is scheduled to be paid over the twenty-four months following the closing for certain software maintenance, training, transition services and professional services. As of July 31, 1996, the Company had received $.3 million of these future payments.

         On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry") pursuant to a Stock Purchase Agreement. In

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


connection therewith, the Company and Jack Henry entered into various ancillary agreements which relate to the Company's licensing to Jack Henry certain software and the Company's provision to Jack Henry of certain software maintenance, marketing and transition services. At closing, the Company received $2.0 million for the stock of Liberty and recognized no gain or loss on such sale. In addition, during the second and third quarters of 1995, the Company received approximately $9.1 million related to certain software license fees and software maintenance and transition services provided to Jack Henry, against which the Company incurred substantially no expense. The Company received a final payment of $.5 million in March 1996.

         Under the maintenance provisions of a Software License Agreement executed with Medaphis Corporation ("Medaphis") on December 30, 1994, Medaphis paid $6.8 million to the Company. The Company recognized $3.0 million and $3.8 million received under this agreement as services revenue for the three months ended March 31, 1995 and June 30, 1995, respectively. The Company incurred no significant expenses associated with such maintenance services.


NOTE 3 - RECEIVABLES:

         Receivables at June 30, 1996 and December 31, 1995 were as follows:


                                                                     June 30,       Dec. 31,
                                                                      1996            1995
                                                                     -------        -------
                                                                        (In thousands)
         Trade                                                       $20,156        $24,752
         Unbilled                                                      3,630          3,809
         Other                                                           700            613
                                                                     -------        -------
                                                                      24,486         29,174
         Less - Allowance for doubtful accounts                         (716)          (941)
                                                                     -------        -------
                                                                     $23,770        $28,233
                                                                     =======        =======



NOTE 4 - PROPERTY AND EQUIPMENT:

         Property and equipment at June 30, 1996 and December 31, 1995 were as follows:


                                                                      June 30,       Dec. 31,
                                                                        1996           1995
                                                                      -------        -------
                                                                          (In thousands)
          Equipment                                                   $14,187        $14,682
          Furniture and fixtures                                        2,092          2,411
          Leasehold improvements                                        1,237          1,235
                                                                      -------        -------
                                                                       17,516         18,328
          Less - Accumulated depreciation and amortization             (9,679)        (9,029)
                                                                      -------        -------
                                                                      $ 7,837        $ 9,299
                                                                      =======        =======



NOTE 5 - SOFTWARE COSTS:

         The Company capitalizes the costs of developing software to be sold or leased, including costs of product enhancements that improve the marketability of the original product or extend its life. These costs are incurred after technological feasibility is established and prior to the availability of the software for general release. During the three months ended June 30, 1996 and June 30, 1995, approximately $.5 million and $.5 million of software development costs were capitalized, respectively, and during the six months ended June 30, 1996 and June 30, 1995, $.6 million and $2.0 million of software development costs were capitalized, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996


products, up to a maximum of six years. Accumulated amortization was approximately $7.0 million and $8.0 million at June 30, 1996 and December 31, 1995, respectively. Amortization expense was approximately $.6 million and $1.0 million for the three months ended June 30, 1996 and June 30, 1995, respectively, and approximately $1.0 million and $2.0 million for the six months ended June 30, 1996 and June 30, 1995, respectively.

NOTE 6 - INTANGIBLE ASSETS:

         Intangible assets at June 30, 1996 and December 31, 1995 were as follows:


                                                       Useful        June 30,       Dec. 31,
                                                       lives           1996           1995
                                                      -------        ---------     ----------
                                                      (Years)             (In thousands)
Excess of cost over fair value of assets acquired    10                $15,108        $18,334
Customer lists and maintenance contracts             9 - 10              9,921         10,170
Assembled workforce                                  10                  3,900          4,400
Non-competition agreements                           1.5 - 5               313            313
Trade names and other                                5 - 10                200            228
                                                                       -------        -------
                                                                        29,442         33,445

Less - Accumulated amortization                                         (8,899)        (8,867)
                                                                       -------        -------
                                                                       $20,543        $24,578
                                                                       =======        =======

         Intangible assets are amortized using the straight-line method over their estimated useful lives. Amortization expense was approximately $1.0 million and $.9 million for the three months ended June 30, 1996 and June 30, 1995, respectively, and approximately $2.0 million and $2.0 million for the six months ended June 30, 1996 and June 30, 1995, respectively.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:

         Long-Term debt at June 30, 1996 and December 31, 1995 were as follows:

                                                                               June 30,       Dec. 31,
                                                                                 1996           1995
                                                                               --------       --------
                                                                                   (In thousands)
Unsecured promissory note due in quarterly installments plus
  interest at 7.7% through May 1998                                              $267           $333
Subordinated promissory note due in quarterly installments plus interest at the greater of the prime rate plus 2% (as defined in the agreement) or 10% through June 2000, secured by Corbel
  software and support materials                                                  162            183
Unsecured promissory note due January 1997, with interest
  at 8.5% payable every three months                                                -            825
Unsecured, non-interest bearing promissory note due in annual
  installments of $667,000 through January 1996                                     -            667
Unsecured promissory notes due through September 1998 and
  obligations under capital leases                                                318            365
                                                                                 ----         ------
                                                                                  747          2,373
Less - Portion due within one year                                               (375)        (1,046)
                                                                                 ----         ------
                                                                                 $372         $1,327
                                                                                 ====         ======

         The Company's credit facility was repaid during the second quarter of 1996 and expired May 31, 1996. The Company is currently seeking a bank line of credit.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


NOTE 8 - RESTRUCTURING CHARGES:

         During the fourth quarter of 1995, the Company recorded a restructuring accrual of approximately $1.5 million that consisted of approximately $1.0 million for the consolidation of certain facilities expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.2 million. During the first and second quarter of 1996, the Company utilized cash of approximately $.3 million and $.2 million, respectively, to satisfy obligations related to these reserves. The reserve balance was approximately $.8 million at June 30, 1996.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


                           BROADWAY & SEYMOUR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         During the second half of 1995, the Company developed a new strategic plan and operating model called Futures '96, which it began to implement immediately. As part of Futures '96, the Company made significant changes in senior management, re-engineered its internal project management and accounting processes and revamped its compensation program. Operations were reorganized to integrate independent business units into a competency-based matrix model with team delivery of both products and services which enables employees at all skill levels to be rapidly deployed as required to meet client needs and the Company's internal productivity goals. The Company's strategic direction was refocused on core operations and internal product development rather than growth through product acquisitions.

         Effective May 15, 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its asset management business, including the Company's AMtrust and TrustProcessor software products, to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. In connection therewith, the Company and Fidelity entered into various ancillary agreements which relate to the Company licensing to Fidelity certain other software, the Company providing to Fidelity certain software maintenance and transition services and Fidelity contracting with the Company for certain minimum systems integration work in the twenty-four months following the closing. The aggregate consideration to be paid to the Company in connection with these transactions is approximately $29.0 million, of which approximately $23.5 million was paid at closing for the net assets and licensing of certain software and approximately $5.5 million is scheduled to be paid over the twenty-four months following the closing for certain software maintenance, training, and transition services and professional services. As of July 31, 1996, the Company had received $.3 million of these future payments. The Company's asset management business contributed approximately $1.7 million and $2.8 million in revenue during the second quarter of 1996 (up to the date of sale) and 1995, respectively. Net losses from the asset management business were $2.0 million and $2.1 million for the three months ended June 30, 1996 and 1995, respectively. The gain on the sale of the business was $8.3 million.

         On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry"). In the first and second quarter of 1995, Liberty contributed approximately $5.0 million and $9.1 million in revenue, respectively. Included in the $9.1 million is $4.0 million in software license revenue as part of the sale to Jack Henry against which the Company incurred no significant expense. During the first and second quarters of 1996, the Company recognized approximately $.2 million and $.3 million, respectively, of revenue related to ongoing support and maintenance of software licensed to Jack Henry in conjunction with the sale against which the Company incurred no significant expense.

         On September 1, 1995 the Company transferred a contract for services provided to International Business Machines Corporation ("IBM") to another services provider. Services provided under this contract contributed approximately $.8 million and $.7 million of revenue during the first and second quarters of 1995, respectively.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996





QUARTER ENDED JUNE 30, 1996 COMPARED TO
 QUARTER ENDED JUNE 30, 1995

         The results of operations for the second quarter of 1996 and 1995 include revenue and expenses from operations that were subsequently sold during 1996 and 1995. Certain significant transactions of the Company are discussed below.

         Each of the comparative amounts discussed below excludes the effect of nonrecurring revenue and expenses associated with Liberty and the IBM services contract that were sold during 1995.

         Services revenue decreased from $18.5 million to $14.6 million, or 21%, in the second quarter of 1996 compared to the same period last year. Services revenue for the second quarter of 1995 includes $3.8 million of nonrecurring software maintenance revenue related to a 1994 contract with Medaphis Corporation. Excluding the effect of this nonrecurring revenue, services revenue remained flat at $15.0 million. Services revenue for the Company's AMtrust products decreased $1.1 million due to the Fidelity transaction on May 15, 1996. Corbel's services revenue decreased $1.0 million due to a decline in sales in documentation generation services and NPA service center licenses. The decline in document generation services is related to increased revenue in the first half of 1995 as a result of a July 1, 1995 price increase and spillover from a first quarter 1995 legal deadline for restatement of certain pension plan documents. Offsetting these decreases is a $1.2 million increase in the Company's call center and Millennium Banking systems integration services. In the second quarter of 1996, The MiniComputer Company of Maryland, Inc. ("TMC"), acquired in June 1995, contributed a $.5 million increase in service revenue.

         Product revenue increased from $7.4 million to $8.8 million, or 19%, in the second quarter of 1996 compared to the same period last year. Of this increase, $3.0 million is related to a single software license agreement with Fidelity for Corbel's Quantech pension administration software against which the Company recorded substantially no expense. In addition, software license revenue in connection with sales of the Company's Elite legal product suite decreased $1.7 million resulting from competitive pressures in the marketplace.

         Cost of services revenue decreased $.5 million, or 3% in the second quarter of 1996 compared to the second quarter of 1995. Cost of services revenue was $15.2 million, or 104% of services revenue, and $15.8 million, or 85% of services revenue, for the second quarter of 1996 and 1995, respectively. Increased contract-specific installation and implementation requirements at Elite contributed to a $1.3 million increase in cost of services in 1996. TMC, acquired in June 1995, contributed a $.6 million in cost of services revenue. Contract labor, payroll and other operational expenses decreased approximately $2.0 million in 1996 due to the Fidelity transaction. Cost of services decreased $.4 million in Corbel's pension document generation operations due to a decline in services revenue.

         Cost of product revenue increased 22%, or $.7 million, to $3.7 million, or 42% of revenue, in the second quarter of 1996 compared to the same period last year. This increase is mostly due to increased software costs associated with a single third-party software customer contract and increased volume in hardware installations for the Company's Elite legal product suite.

         Research and development expenses in the second quarter of 1996 and 1995 were net of $.5 million and $.3 million of capitalized software development costs, respectively. Including capitalized costs, research and development costs increased to $1.6 million, or 7% of total revenue, in the second quarter of 1996 compared to $1.5 million, or 6% of total revenue, in the second quarter of 1995. Research and development expenditures were attributable to development and enhancement of Millennium Banking, CRISP, Elite, Quantech, AutoDoc and NPA software. Research and development costs capitalized in the second quarter of 1996 related to development and enhancements of Millennium Banking, NPA and Elite software.

         General and administrative expenses remained flat at $2.4 million in the second quarter of 1996 compared to the same period last year. General and administrative expenses for the second quarter of 1996 were net of $.3 million of nonrecurring transition fees related to the Fidelity transaction.

         During the fourth quarter of 1995, the Company recorded a restructuring accrual of approximately $1.5 million that consisted of approximately $1.0 million for consolidation of certain facilities expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company revised its estimate

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


of the remaining costs to complete the restructuring downward by $.2 million. During the first and second quarters of 1996, the Company utilized cash of approximately $.3 million and $.2 million, respectively, to satisfy obligations related to these reserves. The reserve balance was approximately $.8 million at June 30, 1996.

INCOME TAXES

         The Company's effective income tax rate for the three months ended June 30, 1996 was 60% compared to 46% for the three months ended June 30, 1995. The abnormally high rate for the second quarter of 1996 was due to the significant difference between book and tax basis for the net assets sold as part of the Fidelity transaction.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
  SIX MONTHS ENDED JUNE 30, 1995

         The Company's operating results reflect a $3.5 million loss from operations for the six months ended June 30, 1996 compared with operating income of $5.4 million for the six months ended June 30, 1995.

         Each of the comparative amounts discussed below excludes the effect of nonrecurring revenue and expenses associated with Liberty and the IBM services contract that were sold during 1995.

         Services revenue decreased from $35.5 million to $31.2 million, or 12%, in the first six months of 1996 compared to the same period last year. Services revenue for the first six months of 1995 includes $6.8 million of nonrecurring software maintenance revenue related to a 1994 contract with Medaphis Corporation. Excluding the effect of the Medphis contract, services revenue increased $2.5 million, or 9%, in the first six months of 1996 compared to the same period last year. Services revenue related to certain of the Company's products, including VisualImpact, Millennium Banking and call center, contributed approximately $1.8 million to the increase. Approximately $1.2 million of the increase was related to the acquisition of The MiniComputer Company of Maryland, Inc. ("TMC") in June 1995 and $.7 million of the increase was due to services revenue from transitional services related to the Fidelity transaction and the Liberty transaction. Also contributing to the increase in service revenue was $.5 of incremental software maintenance revenue for the Company's Elite legal product suite, related to an increase in installed client base. Offsetting these increases was a $1.6 million decrease in Corbel's pension document generation revenue due to increased revenue in the first half of 1995 related to an anticipated July 1, 1995 price increase and spillover from a first quarter 1995 legal deadline for restatement of certain pension plan documents.

         Product revenue increased 18%, or $2.6 million, in the first six months of 1996 compared to the same period last year. During the first quarter of 1996, the Company recorded software license revenue of $4.0 million in connection with a single contract against which the Company recorded substantially no associated expense. During the second quarter of 1996, the Company recorded $3.1 million in product revenue from a software license agreement with Fidelity for Corbel's Quantech pension administration software, against which the Company recorded substantially no expense. The Company had a $2.0 million decrease in product revenue in connection with decreased installations of Elite legal product suite. Excluding the $4.0 million software license contract, the Company's product revenue related to its banking products and third- party software and hardware sales, decreased approximately $3.7 million, offset by $1.3 million in product revenue related to the Company's Millennium Banking and VisualImpact products. Of this decrease, approximately $2.7 million was related to decreased software licenses for the Company's CRISP and mortgage products, and $1.0 million was related to hardware sales to customers either in conjunction with a product sale or as a stand-alone order.

         Cost of services revenue increased 15%, or $4.1 million in the first six months of 1996, compared to the same period last year. Cost of services revenue was $31.2 million, or 100% of services revenue, and $27.1 million, or 76% of services revenue, for the first half of 1996 and 1995, respectively. Contributing to this increase is approximately $2.0 million of early product life-cycle costs related to the Company's Millennium Banking product as well as costs related to a new distribution channel for its VisualImpact product. In addition, TMC, acquired in June 1995, contributed $1.2 million of incremental cost of services revenue during the first half of 1996. Also contributing to the increase was $2.1 million in costs, including higher contract labor and payroll costs, related to the Company's Elite legal product suite. This increase is due to more contract-specific installation and implementation requirements as well as costs associated with increased staffing levels.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


         Overall, cost of product revenue increased 7%, or $.4 million, to $5.8 million, or 35% of product revenue, in the first six months of 1996 compared to the same period last year. Software license cost of product revenue increased $.6 million and hardware cost of product revenue decreased $.2 million in the first half of 1996 compared to the first half of 1995. Approximately $.7 million of this increase was due to increased software costs associated with a 3rd-party software customer contract offset by a $.3 million decrease in Elite's product costs as a result of decreased sales.

         Research and development expenses in the first half of 1996 and 1995 were net of $.6 million and $1.1 million of capitalized software development costs, respectively. Including capitalized costs, research and development costs decreased to $3.5 million for the first six months of 1996 from $4.3 million for the first six months of 1995.

         General and administrative expenses increased 11% to $5.1 million for the first half of 1996. Most of this increase was due to personnel changes in senior management and related costs.

INCOME TAXES

         The Company's effective income tax rate for the first half of 1996 was 69% compared to 45% for the first half of 1995. The abnormally high rate for the second quarter of 1996 was due to the significant difference between book and tax basis for the net assets disposed of as part of the Fidelity transaction. The Company's effective income tax rate for the second quarter of 1996 was 60% compared to 69% for the six months ended June 30, 1996 due to a net loss in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 1996 the Company had cash and cash equivalents of approximately $3.7 million and working capital of approximately $7.6 million. The Company currently has invested available cash in various overnight deposits earning between 5% and 5.5% per annum in interest. The Company used a portion of the proceeds from the Fidelity transaction to pay off its revolving credit facility, which expired in May 1996, and certain other debt. . As part of Futures '96, the Company will continue to focus on core operations and evaluate opportunities for divesting non-essential lines of business. The Company has reviewed its liquidity and capital requirements for the remainder of 1996 and is currently seeking bank and other financing opportunities to meet its anticipated capital requirements.

         The Company believes that the remaining proceeds from the Fidelity transaction, cash flow from operations and the issuance of stock pursuant to its employee stock purchase and stock option plans, combined with proceeds of any financing arrangements and/or divestitures, will be sufficient to fund its working capital requirements through 1996.

         Principal sources of liquidity for the six months ended June 30, 1996 were proceeds from the Fidelity transaction, short-term borrowings and proceeds from the issuance of stock pursuant to the Company's employee stock purchase and option plans.

OTHER

         The Company's revenues derive primarily from the performance of consulting services and the sale of related products under specific engagements with customers. In addition, the Company's historic, acquisition-oriented growth strategy broadened its product and service offerings and enabled the Company to successfully compete for large-scale projects. However, such projects have typically had a longer sales cycle and inherent volatility in the rate that revenues and related costs were generated and recognized which has produced significant variations in quarterly and annual results.

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

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


characterized by innovation and rapid technological advances and no assurance can be given that future changes in the marketplace would not impair the value of the Company's software costs and other intangible assets.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996





(A)(3)   EXHIBITS:

Exhibit No.                                            Description
- -----------                                            -----------
3.1               Restated Certificate of Incorporation of Broadway & Seymour, Inc., date June 16, 1992
                  (Incorporated by reference to Exhibit 3.1 to the Registrants Annual Report on Form 10-K for
                  the Fiscal Year Ended January 31, 1993)
3.2               Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1, SEC File No. 33-46672)
4.1               Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement on Form S-1, SEC File No. 33-46672)
4.2               Articles 4 and 5 of  Broadway & Seymour, Inc.'s Restated Certificate of Incorporation
                  (Incorporated  by reference to Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-1, SEC File No. 33-46672)
4.3               Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)
10.1#             Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985
                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
                  S-1, SEC File No. 33-46672)
10.2#             Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)
10.3#             Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition
                  Report on Form 10-K for the Eleven Months Ended December 31, 1993)
10.4#             Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  May 15, 1995  (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report
                  on Form 10-Q for the Quarter Ended June 30, 1995)
10.5#             Broadway & Seymour, Inc. 1995 Stock Option Plan dated September 1, 1995  (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended September 30, 1995)
10.6              Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among
                  Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)
10.7              Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)
10.8              Stock Pledge Agreement dated as of February 1, 1994 by and among Broadway & Seymour, Inc.,
                  Alan Richeimer (a/k/a Alan Rich) and Harvey Rich and Eva Rich, as trustees of the Harvey and
                  Eva Rich Family Trust created by that Trust Agreement dated September 19,1988 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form  8-K dated February 1,
                  1994)

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996


Exhibit No.                                            Description
- -----------                                            -----------
10.9              Consent and Assignment Agreement dated January 28, 1994 among Trust Systems, Broadway &
                  Seymour, Inc., and First Fidelity Bank, N.A., NationsBank of North Carolina, First Tennessee
                  Bank National Association and PNC Bank National Association providing assignment of all right, title and interest in AMtrust to Trust Systems (Incorporated by reference to Exhibit 10.14 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.10             Agreement and Plan of Merger dated January 23, 1995 of EBG & Associates, Inc. into Broadway
                  & Seymour, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.11             Agreement and Plan of Merger dated January 27, 1995 of BancCorp Systems, Inc. with and into
                  BCS Acquisition, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)

10.12             Asset Purchase Agreement dated as of  June 9, 1995 by and among  Broadway & Seymour Inc.,
                  The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and
                  Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)

10.13             Asset Purchase Agreement, dated as of April 10, 1996 by and between Fidelity Investments
                  Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc.,
                  Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit
                  2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.14             Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity
                  Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp
                  Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by
                  reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)

10.15             Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Corbel & Company. (Incorporated by
                  reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)

10.16             Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments
                  Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.17             Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated
                  by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)

10.18             Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments
                  Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by
                  reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)

10.19             Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between
                  Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc.
                  (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K
                  dated May 15, 1996)

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996


Exhibit No.                                            Description
- -----------                                            -----------
10.20             Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated
                  by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.21             Agreement and Mutual Release, dated April 10, 1996, by and between Broadway & Seymour,
                  Inc., BancCorp Systems, Inc., Phillip E. Sorrell and Martha Sorrell. (Incorporated by
                  reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.22#            Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc.
                  and Alan C. Stanford  (Incorporated by reference to Exhibit 10.28 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)
10.23#            Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc.
                  and David A. Finley  (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended December 31, 1995)
10.24#            Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and
                  David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)
11*               Computation of earnings per share
27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only and not filed.
- --------------------

*  Filed herewith.

# Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996




                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BROADWAY & SEYMOUR, INC.


Date: August 14, 1996                By: /s/ David A. Finley
      -------------------                -------------------------------------
                                         David A. Finley, Executive Vice
                                         President and Chief Financial Officer

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended  June 30, 1996


                               INDEX TO EXHIBITS

(A)(3)   EXHIBITS:

Exhibit No.                                            Description                                             PAGE NUMBER
- -----------                                            -----------                                             -----------
3.1               Restated Certificate of Incorporation of Broadway & Seymour, Inc., date June 16, 1992
                  (Incorporated by reference to Exhibit 3.1 to the Registrants Annual Report on Form 10-K for
                  the Fiscal Year Ended January 31, 1993)
3.2               Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1, SEC File No. 33-46672)
4.1               Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's
                  Registration Statement on Form S-1, SEC File No. 33-46672)
4.2               Articles 4 and 5 of  Broadway & Seymour, Inc.'s Restated Certificate of Incorporation
                  (Incorporated  by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form
                  S-1, SEC File No. 33-46672)
4.3               Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to
                  Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)
10.1#             Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985
                  (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
                  S-1, SEC File No. 33-46672)
10.2#             Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)
10.3#             Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition
                  Report on Form 10-K for the Eleven Months Ended December 31, 1993)
10.4#             Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated
                  May 15, 1995  (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report
                  on Form 10-Q for the Quarter Ended June 30, 1995)
10.5#             Broadway & Seymour, Inc. 1995 Stock Option Plan dated September 1, 1995  (Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended September 30, 1995)
10.6              Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among
                  Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to
                  Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
                  1995)
10.7              Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)
10.8              Stock Pledge Agreement dated as of February 1, 1994 by and among Broadway & Seymour, Inc.,
                  Alan Richeimer (a/k/a Alan Rich) and Harvey Rich and Eva Rich, as trustees of the Harvey and
                  Eva Rich Family Trust created by that Trust Agreement dated September 19,1988 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form  8-K dated February 1,
                  1994)

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996


Exhibit No.                                            Description                                             PAGE NUMBER
- -----------                                            -----------                                             -----------
10.9              Consent and Assignment Agreement dated January 28, 1994 among Trust Systems, Broadway &
                  Seymour, Inc., and First Fidelity Bank, N.A., NationsBank of North Carolina, First Tennessee
                  Bank National Association and PNC Bank National Association providing assignment of all right, title and interest in AMtrust to Trust Systems (Incorporated by reference to Exhibit 10.14 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)
10.10             Agreement and Plan of Merger dated January 23, 1995 of EBG & Associates, Inc. into Broadway
                  & Seymour, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended March 31, 1995)
10.11             Agreement and Plan of Merger dated January 27, 1995 of BancCorp Systems, Inc. with and into
                  BCS Acquisition, Inc. (Incorporated by reference to Exhibit 10.14 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995)
10.12             Asset Purchase Agreement dated as of  June 9, 1995 by and among  Broadway & Seymour Inc.,
                  The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and
                  Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995)
10.13             Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments
                  Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc.,
                  Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit
                  2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)
10.14             Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity
                  Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp
                  Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by
                  reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.15             Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Corbel & Company. (Incorporated by
                  reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.16             Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments
                  Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form  8-K dated May 15, 1996)
10.17             Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated
                  by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.18             Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments
                  Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by
                  reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.19             Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between
                  Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc.
                  (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K
                  dated May 15, 1996)

Broadway & Seymour, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 1996


Exhibit No.                                            Description                                             PAGE NUMBER
- -----------                                            -----------                                             -----------
10.20             Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity
                  Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated
                  by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.21             Agreement and Mutual Release, dated April 10, 1996, by and between Broadway & Seymour,
                  Inc., BancCorp Systems, Inc., Phillip E. Sorrell and Martha Sorrell. (Incorporated by
                  reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated May 15,
                  1996)
10.22#            Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc.
                  and Alan C. Stanford  (Incorporated by reference to Exhibit 10.28 to the Registrant's
                  Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)
10.23#            Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc.
                  and David A. Finley  (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended December 31, 1995)
10.24#            Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and
                  David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)
11*               Computation of earnings per share                                                                22
27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                  Commission for information only and not filed.
- --------------------

*  Filed herewith.

# Management contract or compensatory plan or arrangement required to be filed as an exhibit.