Form 10-Q
period 1996-09-30
BROADWAY & SEYMOUR INC
filed 1996-11-14
CIK 885533

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark one)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from       to
                                           -------  -------.

                       Commission file number 0-20034

                          BROADWAY & SEYMOUR, INC.
           (Exact name of registrant as specified in its charter)


                DELAWARE                                    41-1522214
                --------                                    ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

         128 SOUTH TRYON STREET
       CHARLOTTE, NORTH CAROLINA                              28202
       -------------------------                              -----
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
                                        -----   ------


     As of October 31, 1996, 8,942,391 shares of Common Stock, $.01 par value, were outstanding.




--------------------------------------------------------------------------------
                                 Page 1 of 20

                            BROADWAY & SEYMOUR, INC.
                               TABLE OF CONTENTS



                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I  FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheet -
            September 30, 1996 and December 31, 1995                            3

        Consolidated Statement of Operations -
            Three and nine months ended September 30, 1996 and
             September 30, 1995                                                 4

        Consolidated Statement of Cash Flows -
            Nine months ended September 30, 1996 and
             September 30, 1995                                                 5

        Notes to Consolidated Financial Statements                            6 - 8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9 - 15

Item 4. Submission of Matters to a Vote of Security Holders                       16

PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                     17 - 19


     SIGNATURE                                                                    20


                          ____________________________

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.
                          ____________________________

                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)
                                  (Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       1996       1995
                                                                      -------    -------
Assets
Current assets:
    Cash and cash equivalents                                         $ 2,613    $ 2,053
    Receivables                                                        21,363     28,233
    Income tax refund receivable                                                   2,100
    Inventories                                                         2,144        417
    Deferred income taxes                                               5,697      4,934
    Other current assets                                                  922      1,381
                                                                      -------    -------
        Total current assets                                           32,739     39,118
Property and equipment                                                  7,651      9,299
Software costs                                                          7,029      9,865
Intangible assets                                                      19,756     24,578
Other assets                                                              301        385
                                                                      -------    -------
                                                                      $67,476    $83,245
                                                                      =======    =======

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current portion of long-term debt               $   306    $ 6,263
    Accounts payable-trade                                              7,412      6,408
    Accrued compensation                                                2,030      2,796
    Estimated liabilities for contract losses                           3,347      5,246
    Other accrued liabilities                                           5,593      5,079
    Deferred revenue                                                    8,127     12,561
    Income taxes payable                                                1,830        275
                                                                      -------    -------
        Total current liabilities                                      28,645     38,628
                                                                      -------    -------
Long-term debt                                                            306      1,327
                                                                      -------    -------
Deferred income taxes                                                   7,096      7,096
                                                                      -------    -------
Deferred revenue and other liabilities                                    467      3,757
                                                                      -------    -------

Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares;
       Issued 8,976,276 shares and 8,801,016 shares, respectively          90         88
    Paid-in capital                                                    36,198     34,277
    Accumulated deficit                                                (4,834)    (1,436)
                                                                      -------    -------
                                                                       31,454     32,929

    Less treasury stock, at cost, 38,552 shares                          (492)      (492)
                                                                      -------    -------
                                                                       30,962     32,437
                                                                      -------    -------
                                                                      $67,476    $83,245
                                                                      =======    =======


   The accompanying notes are an integral part of these financial statements.

                           BROADWAY & SEYMOUR, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share data)

                                 (Unaudited)

                                                        Three months ended                    Nine months ended
                                                      Sept 30,     Sept 30,                Sept 30,      Sept 30,
                                                        1996         1995                    1996          1995
                                                      -------      -------                 -------       -------
Net Revenue                                           $19,479      $33,151                 $67,836       $98,353
                                                      -------      -------                 -------       -------

Operating Expenses:
 Cost of Revenue                                       17,641       19,824                  56,608        63,362
 Research and development                               1,376        1,860                   4,849         4,622
 Sales and marketing                                    2,514        3,596                   9,022        12,529
 General and administrative                             2,351        3,070                   7,475         7,667
 Restructuring and impairment charges                   2,350                                2,145
                                                      -------      -------                 -------       -------
        Total operating expenses                       26,232       28,350                  78,099        88,180
                                                      -------      -------                 -------       -------
Operating income (loss)                                (6,753)       4,801                 (10,263)       10,173

Gain (loss) on disposition of
  non-strategic business units                           (430)                               7,843
Interest income                                            57           26                     117            78
Interest expense                                          (22)        (115)                   (334)         (395)
                                                      -------      -------                 -------       -------
Income (loss) before provision for income taxes        (7,148)       4,712                  (2,637)        9,856

Income tax benefit (provision)                          2,343       (2,205)                   (761)       (4,535)
                                                      -------      -------                 -------       -------
Net income (loss)                                    ($ 4,805)     $ 2,507                ($ 3,398)     ($ 5,321)
                                                      =======      =======                 =======       =======

Weighted average common and common
 equivalent shares outstanding                          8,937        9,226                   8,903         9,026

Income (loss) per common and common
 equivalent share                                    ($  0.54)     $  0.27                ($  0.38)      $  0.59
                                                      =======      =======                 =======       =======

  The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                   Nine months ended
                                                                               Sept. 30,        Sept. 30,
                                                                                 1996             1995
                                                                                -------          ------
Cash flows from operating activities:
    Net income (loss)                                                           ($3,398)         $5,321
    Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
       Depreciation and amortization                                              7,310           7,666
       Deferred income taxes                                                       (763)             (8)
       Restructuring and impairment charges                                       2,145
       Gain on disposition of non-strategic business units                       (7,843)
       Loss on disposal of fixed assets                                              58
       Change in assets and liabilities excluding effects of
          businesses acquired and divestitures:
                Receivables                                                       2,903          (6,559)
                Inventories                                                      (1,757)            220
                Other assets                                                        459            (727)
                Accounts payable - trade                                          1,141          (4,693)
                Accrued compensation                                               (587)           (748)
                Estimated liabilities for contract losses                        (1,899)
                Other liabilities                                                (4,742)             66
                Deferred revenue and customer deposits                           (1,838)         (1,420)
                Income taxes                                                      3,726            (844)
                                                                                -------          ------
        Net cash used by operating activities                                    (5,085)         (1,726)
                                                                                -------          ------
Cash flows from investing activities:
    Purchase of property and equipment                                           (2,538)         (5,365)
    Investment in software costs                                                 (1,110)         (1,907)
    Net proceeds from sale of property and equipment and other dispositions      16,476           2,000
    Cash used in business acquisitions                                             (864)         (1,586)
                                                                                -------          ------
        Net cash provided (used) by investing activities                         11,964          (6,858)
                                                                                -------          ------
Cash flows from financing activities:
    Net borrowings (payments) under credit facility                              (5,217)          4,506
    Proceeds from issuance of notes                                                 864             314
    Payments of notes payable and long-term debt                                 (2,625)           (644)
    Proceeds from issuance of common stock                                          659           3,702
                                                                                -------          ------
        Net cash provided (used) by financing activities                         (6,319)          7,878
                                                                                -------          ------
Net increase (decrease) in cash and cash equivalents                                560            (706)
Cash and cash equivalents, beginning of period                                    2,053           1,639
                                                                                -------          ------
Cash and cash equivalents, end of period                                         $2,613            $933
                                                                                =======          ======

  The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

     The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1996 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 as reported by the Company in its Annual Report on Form 10-K.

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

NOTE 2 - SIGNIFICANT TRANSACTIONS:

     During the second half of 1995, the Company implemented a new operating model called Futures '96 and refocused its strategic direction on core operations and internal product development rather than growth through product acquisitions. As a part of its focus on core operations, the Company initiated a plan to sell or discontinue certain non-strategic business units.

     On May 15, 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its asset management business, including the Company's AMtrust and TrustProcessor software products, to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. In connection therewith, the Company and Fidelity entered into various ancillary agreements which relate to the Company licensing to Fidelity certain other software, the Company providing to Fidelity certain software maintenance and transition services and Fidelity contracting with the Company for certain minimum systems integration work in the twenty-four months following the closing. The aggregate consideration to be paid to the Company in connection with these transactions is approximately $29.0 million, of which approximately $23.5 million was paid at closing for the net assets and licensing of certain software and approximately $5.5 million is scheduled to be paid over the twenty-four months following the closing for certain software maintenance, training, transition services and professional services.

     On September 1, 1995, the Company transferred a contract for services provided to International Business Machines Corporation ("IBM") to another services provider. Prior to transfer, services provided under this contract contributed approximately $1.9 million of revenue and incurred costs of $1.6 million.

     On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry"). In connection with the sale, the Company agreed to provide certain services and license certain software to Liberty. For the three month and nine month periods ended September 30, 1995, Liberty contributed revenue of $5.5 million and $14.1 million, respectively. All of the $5.5 million of revenue contributed in the third quarter of 1995 and $4.0 million of revenue contributed in the first half of 1995 is software license revenue against which the Company incurred no significant expense. During the first six months of 1996, the Company recognized approximately $.5 million of revenue related to the completion of support and maintenance services against which the Company incurred no significant expense.

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


NOTE 3 - RECEIVABLES:

     Receivables at September 30, 1996 and December 31, 1995 were as follows:


                                                                              Sept. 30,                   Dec. 31,
                                                                                 1996                       1995
                                                                              ---------                  --------
                                                                                          (In thousands)
     Trade                                                                    $  18,409                  $ 24,752
     Unbilled                                                                     2,314                     3,809
     Other                                                                        1,565                       613
                                                                              ---------                  --------
                                                                                 22,288                    29,174
     Less - Allowance for doubtful accounts                                        (925)                     (941)
                                                                              ---------                  --------
                                                                              $  21,363                  $ 28,233
                                                                              =========                  ========

NOTE 4 - SOFTWARE COSTS:

     The Company capitalizes the costs of developing software to be sold or leased, including costs of product enhancements that improve the marketability of the original product or extend its life. These costs are incurred after technological feasibility is established and prior to the availability of the software for general release. During the three months ended September 30, 1996 and September 30, 1995, approximately $.5 million and $.2 million of software development costs were capitalized, respectively, and during the nine months ended September 30, 1996 and September 30, 1995, $1.1 million and $1.7 million of software development costs were capitalized, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years.


                                                                               Sept. 30,                  Dec. 31,
                                                                                 1996                      1995
                                                                              ---------                  --------
                                                                                          (In thousands)
     Software costs                                                           $ 14,951                   $ 17,360
     Less - Accumulated amortization                                            (7,922)                    (7,495)
                                                                              --------                   --------
                                                                              $  7,029                   $  9,865
                                                                              ========                   ========

NOTE 5 - INTANGIBLE ASSETS:

     Intangible assets at September 30, 1996 and December 31, 1995 were as follows:

                                                                  Sept. 30,            Dec. 31,
                                                                    1996                1995
                                                                  -------              -------
                                                                        (In thousands)
Excess of cost over fair value of assets acquired                 $15,358              $18,334
Customer lists and maintenance contracts                            9,921               10,170
Assembled workforce                                                 3,900                4,400
Non-competition agreements                                            313                  313
Trade names and other                                                 200                  228
                                                                  -------              -------
                                                                   29,692               33,445

Less - Accumulated amortization                                    (9,936)              (8,867)
                                                                  -------              -------
                                                                  $19,756              $24,578
                                                                  =======              =======



     Intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 5 to 10 years.

NOTE 6 - DEBT:

     The Company's credit facility was repaid during the second quarter of 1996 and expired on May 31, 1996. The Company is in negotiation for a bank line of credit.

NOTE 7 - RESTRUCTURING CHARGES:

     During the fourth quarter of 1995, the Company recorded a restructuring accrual of approximately $1.5 million that consisted of approximately $1.0 million for the consolidation of certain facilities expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.2 million. During the nine months ended September 30, 1996, the Company utilized cash of approximately $.8 million to satisfy obligations related to these reserves. The reserve balance was approximately $.5 million at September 30, 1996.

     In August 1996, the Company developed a plan to close National Pension Alliance ("NPA"), a joint venture partnership of which Corbel/NPA, Inc. ("Corbel/NPA"), a wholly owned subsidiary of Corbel, is a 75% general partner. Following a transition period for NPA customers, the operations of NPA will cease. For the quarter ended September 30, 1996 and 1995, Corbel/NPA had revenues of $.2 million and $.1 million, respectively, and a loss before
restructuring charges of $.7 million and $.7 million, respectively.   For the
nine months ended September 30, 1996 and 1995, Corbel/NPA had revenues of $.4 million and $.7 million, respectively, and a loss before restructuring charges
of $1.9 million and $1.3 million, respectively.   In the third quarter of 1996,
the Company reserved approximately $2.4 million related to the exit costs of NPA, including $1.3 million for customer refunds and $1.1 million related to asset write-offs, terminations of 3 employees and other exit costs. The expense related to this reserve is reflected in the Company's statement of operations as a restructuring and impairment charge. The reserve balance was approximately $2.0 million at September 30, 1996.


NOTE 8 - SUBSEQUENT EVENTS:

     On October 18, 1996, the Company signed a letter of intent to sell Corbel & Co., a wholly owned subsidiary ("Corbel"), subject to satisfactory completion of due diligence, regulatory approval, board approval from both companies and negotiation of a definitive stock purchase agreement. Corbel's revenues (excluding its subsidiary Corbel/NPA) for the nine months ended September 30, 1996 were $15.1 million, generating income before taxes of $2.5 million. The sale is expected to be completed in November 1996.

                            BROADWAY & SEYMOUR, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     During the second half of 1995, the Company implemented a new operating model called Futures '96. As part of Futures '96, the Company made significant changes in senior management, re-engineered its internal project management and accounting processes and revamped its compensation program. Operations were reorganized to integrate independent business units into a competency-based matrix model with team delivery of both products and services which enables employees at all skill levels to be rapidly deployed as required to meet client needs and the Company's internal productivity goals. The Company's strategic direction was refocused on core operations and internal product development rather than growth through product acquisitions. As a part of its focus on core operations, the Company initiated a plan to sell or discontiue certain non-strategic business units.

     On October 18, 1996, the Company signed a letter of intent to sell Corbel & Co., a wholly owned subsidiary ("Corbel"), subject to satisfactory completion of due diligence, regulatory approval, board approval from both companies and negotiation of a definitive stock purchase agreement. Excluding Corbel/NPA, as discussed below, Corbel's revenues for the nine months ended September 30, 1996 were $15.1 million, generating income before taxes of $2.5 million.

     In August 1996, the Company developed a plan to close National Pension Alliance ("NPA"), a joint venture partnership of which Corbel/NPA, Inc. ("Corbel/NPA"), a wholly owned subsidiary of Corbel, is a 75% general partner. Following a transition period for NPA customers, the operations of NPA will cease. For the quarter ended September 30, 1996 and 1995, Corbel/NPA had revenues of $.2 million and $.1million, respectively, and a net loss before
taxes of $.7 million and $.7million, respectively.   For the nine months ended
September 30, 1996 and 1995, Corbel/NPA had revenues of $.4 million and $.7 million, respectively, and a loss before restructuring charges of $1.9 million
and $1.3 million, respectively.   In the third quarter of 1996, the Company
reserved approximately $2.4 million related to the exit costs of NPA, including $1.3 million for customer refunds and $1.1 million related to asset write-offs, terminations of 3 employees and other costs. The expense related to this reserve is reflected in the Company's statement of operations as a restructuring and impairment charge. The reserve balance was approximately $2.0 million at September 30, 1996.

     On May 15, 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its asset management business, including the Company's AMtrust and TrustProcessor software products, to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. In connection therewith, the Company and Fidelity entered into various ancillary agreements which relate to the Company licensing to Fidelity certain other software, the Company providing to Fidelity certain software maintenance and transition services and Fidelity contracting with the Company for certain minimum systems integration work in the twenty-four months following the closing. The aggregate consideration to be paid to the Company in connection with these transactions is approximately $29.0 million, of which approximately $23.5 million was paid at closing for the net assets and licensing of certain software and approximately $5.5 million is scheduled to be paid over the twenty-four months following the closing for certain software
maintenance, training, and transition services and professional services.   The
Company's asset management business contributed approximately $5.8 million and $12.6 million of revenue for the year to date period ended on the date of sale and the nine months ended September 30, 1995, respectively. Losses before income taxes from the asset management business were $2.8 million and $2.2 million for the year to date period ended on the date of sale and the nine months ended September 30, 1995, respectively. For the nine months ended September 30, 1996, the gain on the sale of the business was $7.8 million.

     On September 1, 1995, the Company transferred a contract for services provided to International Business Machines Corporation ("IBM") to another services provider. Prior to transfer, services provided under this contract contributed approximately $1.9 million of revenue and incurred costs of $1.6 million.

     On June 30, 1995, the Company transferred certain assets, subject to certain related liabilities, of its community banking business, to a newly formed subsidiary, Liberty Software, Inc. ("Liberty"), and simultaneously therewith sold the common stock of Liberty to Jack Henry & Associates, Inc. ("Jack Henry"). In connection with the sale, the Company agreed to provide certain services and license certain software to Liberty. For the three month and nine month periods ended September 30, 1995, Liberty contributed revenue of $5.5 million and $19.6 million, respectively. All of the $5.5 million of revenue contributed in the third quarter of 1995 and $4.0 million of revenue contributed in the first half of 1995 is software license revenue as part of the sale to Jack Henry against which the Company incurred no significant expense. During the first six months of 1996, the Company recognized approximately $.5 million of revenue related to the completion of support and maintenance of software services against which the Company incurred no significant expense.

     Under the maintenance provisions of a Software License Agreement executed with Medaphis Corporation ("Medaphis"), on December 30, 1994, Medaphis paid $6.8 million to the Company. The Company recognized $3.0 million and $3.8 million received under this agreement as revenue for the three months ended March 31, 1995 and June 30, 1995, respectively. The Company incurred no significant expenses associated with such maintenance services.


QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO
     QUARTER ENDED SEPTEMBER 30, 1995

     The results of operations for the third quarter of 1996 and 1995 include revenue and expenses from operations which have been sold as described above.

                    CONSOLIDATED REVENUE AND COST OF REVENUE
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           QUARTER                QUARTER
                                           ENDED                  ENDED
                                           09/30/96               09/30/95
                                           --------               --------
Revenue:
    Services                                $14,034                $18,036
    Products
         Software licenses                    3,806                 13,115
         Hardware and other                   1,639                  1,098
         Sale of Services Contract                -                    902
                                            -------                -------
        Net Revenue                         $19,479                $33,151
                                            -------                -------

Cost of revenue:
    Services                                $14,768                $17,193
    Products
         Software licenses                    1,369                  1,826
         Hardware and other                   1,504                    664
                                            -------                -------
            Total cost of revenue           $17,641                $19,683
                                            -------                -------


     Each of the comparative revenue and cost of revenue amounts discussed below excludes the effect of non-recurring revenue and expenses associated with Liberty and the IBM services contract that were sold during 1995.

     Services revenue decreased from $17.7 million to $14.0 million, or 21%, in the third quarter of 1996 compared to the same period last year. Services revenue for the third quarter of 1995 includes $5.4 million of revenue associated with the

Company's AMtrust product subsequently sold to Fidelity on May 15, 1996. Excluding the effect of AMtrust's operations, services revenue increased $1.7 million, or 14%, in the third quarter of 1996 compared to the same period last year. This increase relates principally to $1.9 million of temporary professional services provided to Fidelity. Other significant changes include $2.0 million in increased integration service revenue related to the Company's Millennium, call center, VisualImpact and BANCStar products. There was no significant Millennium or VisualImpact related revenue in the third quarter of
1995.   Due to delays in completing necessary product modifications, revenue from integration services related to the Company's Crisp product decreased approximately $.7 million in the third quarter of 1996 as compared to the same period of 1995. In addition, lower pension document processing volumes at Corbel and the sale of the Company's educational training group in the third quarter of 1996 resulted in decreased revenue of $.5 million and $.4 million, respectively.

     Product revenue decreased from $8.9 million to $5.4 million, or 39%, in the third quarter of 1996 compared to the same period last year. Software license revenue in connection with sales of the Company's Elite legal product suite decreased $3.0 million due to lower volume resulting from competitive pressures in the marketplace. The Company's product revenue related to its banking products and third-party software and hardware sales decreased approximately $1.0 million. Also contributing to the decrease is a $1.0 million decrease in software license revenue due to the sale of the Company's AMtrust product to Fidelity. Offsetting these decreases is a $.4 million increase in Corbel's software license revenue, a $.3 million increase in Millennium hardware revenue and a $.5 million increase in hardware revenue associated with the Company's Elite legal product suite.

     Cost of revenue related to services decreased $2.4 million, or 13%, in the third quarter of 1996 to $14.8 million compared to $17.2 million in the third quarter of 1995. A $4.4 million decrease in salaries, contract labor and other costs relates to the Company's AMtrust product that was sold to Fidelity on May 15, 1996. This decrease was offset, in part, by $1.3 million of costs of transition services billed to Fidelity in the third quarter of 1996. Excluding costs related to AMtrust and the Fidelity transition services, cost of revenue related to services increased $.9 million. This increase principally relates to a $1.1 million increase in cost of services at Elite, due primarily to increased contract-specific installation and implementation requirements.

     Cost of revenue related to products increased 16%, or $.4 million, to $2.9 million in the third quarter of 1996 compared to $2.5 million in the same period last year. This increase is primarily due to a $1.0 million increase in costs related to third party hardware. This increase was offset by a $.2 million decrease due to the sale of the AMtrust product to Fidelity on May 15, 1996, a $.2 million decrease in amortization as a result of the write-down of certain software in December 1995 and a $.2 million decrease in purchased software costs related to a call center project.

     Research and development expenses decreased slightly when comparing the third quarter of 1996 with the same period in the prior year. Research and development expenses in the third quarter of 1996 and 1995 were net of $.5 million and $.2 million of capitalized software development costs, respectively. Including capitalized costs, research and development expenditures were $1.9 million in the third quarter of 1996 compared to $2.1 million in the third quarter of 1995. Research and development expenditures were attributable to development and enhancement of Millennium, CRISP, Elite, Quantech, AutoDoc, NPA, VisualImpact and BANCStar software. Research and development costs capitalized in the third quarter of 1996 related to development and enhancement of Millennium, Quantech and Elite software.

     Sales and marketing expenses decreased $.9 million to $2.5 million in the third quarter of 1996 from $3.4 million in 1995. Of this decrease, $.7 million is due to the sale of the asset management business to Fidelity in May 1996 and the remainder of the decrease is due principally to lower payroll and commissions that resulted from lower sales of the Company's Elite legal product suite.

     General and administrative expenses decreased to $2.4 million in the third quarter of 1996 from $3.1 million in the same period last year. This decrease is principally due to a $.3 million decline in professional fees.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
     NINE MONTHS ENDED SEPTEMBER 30, 1995


     The results of operations for the nine months ended September 30, 1996 and 1995 include revenue and expenses from operations that have been sold as described above.

                    CONSOLIDATED REVENUE AND COST OF REVENUE
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           NINE MONTHS           NINE MONTHS
                                           ENDED                 ENDED
                                           09/30/96              09/30/95
                                           -----------           -----------
Revenue:
    Services                                $46,434                $60,860
    Products
         Software licenses                   18,072                 29,730
         Hardware and other                   3,330                  6,861
         Sale of Services Contract                -                    902
                                            -------                -------
        Net Revenue                         $67,836                $98,353
                                            -------                -------

Cost of revenue:
    Services                                $47,002                $47,593
    Products
         Software licenses                    4,610                  5,912
         Hardware and other                   2,996                  5,045
                                            -------                -------
            Total cost of revenue           $54,608                $58,550
                                            -------                -------



     Each of the comparative revenue and cost of revenue amounts discussed below excludes the effect of non-recurring revenue and expenses associated with Liberty and the IBM services contract which were sold during 1995.

     Services revenue decreased from $52.9 million to $45.9 million, or 13%, in the nine months ended September 30, 1996 compared to the same period last year. Services revenue for the 1995 nine months period includes $6.8 million of non-recurring software maintenance revenue related to a 1994 contract with Medaphis Corporation. The Company incurred no significant expenses associated with such maintenance services. Excluding the effect of AMtrust's operations and the Medaphis contract, services revenue increased $5.4 million, or 13%, in the nine months ended September 30, 1996 compared to the same period last year. Services revenue related to certain of the Company's products, including VisualImpact, BANCStar, Millennium and call center, contributed approximately $5.3 million of the increase. Approximately $1.6 million of the increase is due to revenue from temporary services provided to Fidelity as part of the sale on May 15, 1996. Approximately $1.2 million of the increase is related to the acquisition of The MiniComputer Company of Maryland, Inc. ("TMC") in June 1995. Also contributing to the increase in service revenue is $1.3 million of incremental software maintenance revenue from the Company's Elite legal product suite, related to an increase in client installations, and $.8 million of the increase is due to services revenue from transitional services related to the Fidelity transaction. Corbel's services revenue declined $2.1 million due to increased revenue in the first nine months of 1995 related to a first quarter 1995 legal deadline for restatement of certain pension plan documents. Due to necessary product modifications, revenue from systems integration services related to the Company's Crisp product decreased approximately

$1.4 million for the nine months ended 1996 as compared to the same period of 1995. The educational training group contributed approximately $.9 million of the decrease in services revenue. The educational group was sold during the third quarter of 1996.

     Product revenue decreased $1.6 million, or 7%, during the nine months ended September 30, 1996 compared to the same period last year. During the first quarter of 1996, the Company recorded software license revenue of $4.0 million in connection with a single contract against which the Company recorded substantially no associated expense. During the first nine months of 1996, the Company recorded $4.0 million in product revenue from a software license agreement with Fidelity for Corbel's Quantech pension administration software, against which the Company recorded substantially no expense. The Company had a $5.4 million decrease in product revenue in connection with decreased installations of the Elite legal product suite. Excluding the $4.0 million software license contract, the Company's product revenue related to its banking products and third-party software and hardware sales, decreased approximately $4.8 million, offset by $1.5 million in product revenue related to the Company's Millennium product. Excluding the $4.0 million in product revenue from the Fidelity contract for Quantech, Corbel's product revenue declined $.5 million due to a decline in new product sales and conversions.

     Cost of revenue related to services decreased $.7 million to $46.9 million for the nine months ended September 30, 1996, compared to $47.6 million for the same period in 1995. A decrease of $4.1 million in cost of services revenue was due to the sale of the AMtrust product to Fidelity in May 1996 and a $.8 million decrease in costs of services at Corbel, related principally to a first quarter 1995 legal deadline for restatement of certain pension plan documents, which increased revenue and expenses in that period. These decreases were offset, in part, by $1.2 million of incremental cost of services
related to TMC, acquired in June 1995.   Also, a $3.2 million increase in
contract labor and payroll costs is attributable to the Company's Elite legal product suite. This increase was due to more contract-specific installation and implementation requirements as well as incremental costs associated with increased staffing levels.

     Overall, cost of revenue related to products remained relatively flat, decreasing $.1 million to $7.8 million, or 37% of product revenue, in the nine months ended September 30, 1996 compared to $7.9 million, or 33% of product revenue for the same period last year. Software license cost of revenue decreased $.8 million, offset by a $.7 million increase in hardware and other cost of revenue in thenine months ended September 30, 1996 compared to 1995.

     Software license costs increased $.5 million as a result of to third party software purchased for a Millennium project. This increase in software license costs was offset by a $.5 million decrease in amortization of developed software, principally due to the write-down of certain software in December 1995, and a $.7 million decrease in developed software royalties at Elite as a result of decreased sales.

     The $.7 million increase in hardware and other cost of revenue is due to increased volume of hardware installations for the Company's Elite legal product suite, representing a $1 million increase in hardware costs from 1995 to 1996, a $1 million decrease in third party hardware costs related to call center projects and a $.7 million increase in hardware costs related to VisualImpact projects.

     Research and development expenses for the 1996 and 1995 nine month periods were net of $1.1 million and $1.7 million of capitalized software development costs, respectively. Including capitalized costs, research and development expenditures decreased to $6 million for the nine months ended September 30, 1996 compared to $6.3 million for the same period in 1995. Research and development expenditures were attributable to development and enhancement of Millennium, CRISP, Elite, Quantech, AutoDoc, NPA, VisualImpact and BANCStar software. Research and development costs capitalized in 1996 related to development and enhancement of Millennium, Quantech and Elite software.

     Sales and marketing expenses for the nine month period ended September 30, 1996 decreased $1.1 million from $10.1 million for the nine months ended September 30, 1995 to $9 million for the same period in the current year. Of this decrease, $.2 million is due to the sale of the Company's AMtrust product in May 1996. Additionally, sales and marketing expenses at Elite decreased $.8 million, principally due to lower payroll and commission costs caused by lower product sales.

     General and administrative expenses for the nine month period decreased 2.9% to $7.5 million for 1996 from $7.7 million in 1995, due principally to decreased professional fees in the period.

     Restructuring and impairment charges for the nine months ended September 30, 1996 include a $2.4 million charge related to the Company's planned shut-down of NPA described above. Further, during the fourth quarter of 1995, the

Company had recorded a restructuring accrual of approximately $1.5 million that consisted of approximately $1.0 million for consolidation of certain facilities expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.2 million. In 1996, the Company utilized cash of approximately $.9 million to satisfy obligations related to the 1995 restructuring reserve. The 1995 restructuring reserve balance was approximately $.5 million at September 30, 1996.

     Income for the nine months ended September 30, 1996 includes a $7.8 million gain, principally from the sale of the Company's asset management business to Fidelity.


INCOME TAXES

The Company's effective tax rate for the nine months ended September 30, 1996 and 1995 was 28.8% and 46%, respectively. The 1996 effective rate reflects the difference between book and tax basis for the net assets sold as part of the Fidelity transaction and other differences between book and taxable income.



LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1996 the Company had cash and cash equivalents of approximately $2.6 million and working capital of approximately $4.1 million. The Company currently has invested available cash in various overnight deposits earning between 5% and 5.5% per annum in interest.

     As part of Futures '96, the Company focused on core operations and
evaluatee opportunities for divesting non-strategic lines of business.   On
October 18, 1996, the Company announced that it had signed a letter of intent to sell Corbel & Co., a wholly owned subsidiary, subject to satisfactory completion of due diligence, regulatory approval, board approval from both companies and negotiation of a definitive stock purchase agreement. Proceeds from the sale of this subsidiary or other sources of capital will be necessary to fund future growth and working capital requirements.

     The Company used a portion of the proceeds from the Fidelity transaction to pay off its revolving credit facility, which expired in May 1996, and certain other debt. The Company has reviewed its liquidity and capital requirements for the remainder of 1996 and the near term and is in negotiation for a bank line of credit.

     The Company believes that the remaining proceeds from the Fidelity transaction, cash flow from operations and the issuance of stock pursuant to its employee stock purchase and stock option plans, combined with proceeds from the sale of Corbel and/or a line of credit will be sufficient to fund its working capital requirements through 1996 and the near term.

OTHER

     The Company's revenue derives primarily from the performance of consulting services related to information technology solutions and the sale of related products under specific engagements with its customers. In addition, the Company's historic, acquisition-oriented growth strategy broadened its product and service offerings and enabled the Company to successfully compete for large-scale projects. However, such projects have typically had a longer sales cycle and inherent volatility in the rate that revenue and related cost was generated and recognized which has produced significant variations in quarterly and annual results.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At a special stockholders' meeting on September 16, 1996, the Company's stockholders voted on and approved the 1996 Stock Option Plan. Votes cast for the 1996 Stock Option Plan were 4,731,509, votes against were 2,247,076 and votes withheld were 1,934,029.

(a)(3) EXHIBITS:



Exhibit No.                              Description
-----------  -------------------------------------------------------------------
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

10.6**       Broadway & Seymour, Inc. 1996 Stock Option Plan dated September
             16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated
             August 14, 1996)

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

Exhibit No.                              Description
-----------  -------------------------------------------------------------------
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

10.10        Asset Purchase Agreement dated as of June 9, 1995 by and among
             Broadway & Seymour Inc., The MiniComputer Company of Maryland,
             Inc., Robert W. Johnson, Michael W. Matthai and Robert A. Erich,
             Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
             September 30, 1995)

10.11 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and
             Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group,
             Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.12 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company
             Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink
             Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.13        Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Corbel & Company. (Incorporated by reference to Exhibit
             2.2 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.14        Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc.
             and BancCorp Systems, Inc. (Incorporated by reference to Exhibit
             2.3 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.15 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
             Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated
             May 15, 1996)

10.16        Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc.
             and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit
             2.5 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.17        Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May
             15, 1996 by and between Fidelity Investments Institutional
             Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.18 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
             Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated
             May 15, 1996)

Exhibit No.                              Description
-----------  -------------------------------------------------------------------
10.19*       Letter of Intent, dated October 17, 1996, by and between Broadway
             & Seymour, Inc. and SunGard Data Systems, Inc.

10.20** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.21** Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

10.22** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III

10.23** Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

11*          Computation of earnings per share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

------------------
*    Filed herewith.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BROADWAY & SEYMOUR, INC.




 Date:  October 14, 1996   By:  /s/ David A. Finley
        ----------------        ---------------------------------------------
                                David A. Finley, Executive Vice President and
                                Chief Financial Officer

                               INDEX TO EXHIBITS

(a)(3) EXHIBITS:

Exhibit No.                              Description                                         PAGE NUMBER
-----------  --------------------------------------------------------------------------------------------------
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

10.6**       Broadway & Seymour, Inc. 1996 Stock Option Plan dated September
             16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form type DEFS14A dated August 14, 1996)

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

Exhibit No.                              Description                                   Page Number
-----------  --------------------------------------------------------------------------------------------
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

10.10        Asset Purchase Agreement dated as of June 9, 1995 by and among
             Broadway & Seymour Inc., The MiniComputer Company of Maryland,
             Inc., Robert W. Johnson, Michael W. Matthai and Robert A. Erich,
             Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
             September 30, 1995)

10.11 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and
             Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group,
             Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.12 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company
             Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink
             Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.13        Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Corbel & Company. (Incorporated by reference to Exhibit
             2.2 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.14        Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc.
             and BancCorp Systems, Inc. (Incorporated by reference to Exhibit
             2.3 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.15 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
             Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated
             May 15, 1996)

10.16        Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc.
             and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit
             2.5 to the Registrant's Current Report on Form 8-K dated May 15,
             1996)

10.17        Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May
             15, 1996 by and between Fidelity Investments Institutional
             Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.18 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company,
             Inc. and Broadway & Seymour, Inc. (Incorporated by reference to
             Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated
             May 15, 1996)

Exhibit No.                              Description                                  Page Number
-----------  ----------------------------------------------------------------------------------------
10.19*       Letter of Intent, dated October 17, 1996, by and between Broadway
             & Seymour, Inc. and SunGard Data Systems, Inc.

10.20** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.21** Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

10.22** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III

10.23** Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

11*          Computation of earnings per share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

--------------------
*    Filed herewith.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit.