Form 10-Q/A
period 1996-09-30
BROADWAY & SEYMOUR INC
filed 1996-12-13
CIK 885533

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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




--------------------------------------------------------------------------------
                                  Page 1 of 16

                            BROADWAY & SEYMOUR, INC.
                               TABLE OF CONTENTS



                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I  FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheet -
            September 30, 1996 and December 31, 1995                            3

        Consolidated Statement of Operations -
            Three and nine months ended September 30, 1996 and
             September 30, 1995                                                 4

        Consolidated Statement of Cash Flows -
            Nine months ended September 30, 1996 and
             September 30, 1995                                                 5

        Notes to Consolidated Financial Statements                            6 - 8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 9 - 15

     SIGNATURE                                                                    16


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

                           BROADWAY & SEYMOUR, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share data)

                                 (Unaudited)

                                                        Three months ended                    Nine months ended
                                                      Sept 30,     Sept 30,                Sept 30,      Sept 30,
                                                        1996         1995                    1996          1995
                                                      -------      -------                 -------       -------
Net Revenue                                           $19,479      $33,151                 $67,836       $98,353
                                                      -------      -------                 -------       -------

Operating Expenses:
 Cost of Revenue                                       17,641       20,020                  54,608        63,972
 Research and development                               1,376        1,860                   4,849         4,622
 Sales and marketing                                    2,514        3,400                   9,022        11,919
 General and administrative                             2,351        3,070                   7,475         7,667
 Restructuring and impairment charges                   2,350                                2,145
                                                      -------      -------                 -------       -------
        Total operating expenses                       26,232       28,350                  78,099        88,180
                                                      -------      -------                 -------       -------
Operating income (loss)                                (6,753)       4,801                 (10,263)       10,173

Gain (loss) on disposition of
  non-strategic business units                           (430)                               7,843
Interest income                                            57           26                     117            78
Interest expense                                          (22)        (115)                   (334)         (395)
                                                      -------      -------                 -------       -------
Income (loss) before provision for income taxes        (7,148)       4,712                  (2,637)        9,856

Income tax benefit (provision)                          2,343       (2,205)                   (761)       (4,535)
                                                      -------      -------                 -------       -------
Net income (loss)                                    ($ 4,805)     $ 2,507                ($ 3,398)      $ 5,321
                                                      =======      =======                 =======       =======

Weighted average common and common
 equivalent shares outstanding                          8,937        9,226                   8,903         9,026

Income (loss) per common and common
 equivalent share                                    ($  0.54)     $  0.27                ($  0.38)      $  0.59
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

     In August 1996, the Company developed a plan to close National Pension Alliance ("NPA"), a joint venture partnership of which Corbel/NPA, Inc. ("Corbel/NPA"), a wholly owned subsidiary of Corbel, is a 75% general partner. Following a transition period for NPA customers, the operations of NPA will cease. For the quarter ended September 30, 1996 and 1995, Corbel/NPA had revenues of $.2 million and $.1million, respectively, and a net loss before
taxes of $.7 million and $.7 million, respectively.   For the nine months ended
September 30, 1996 and 1995, Corbel/NPA had revenues of $.4 million and $.7 million, respectively, and a loss before restructuring charges of $1.9 million
and $1.3 million, respectively.   In the third quarter of 1996, the Company
reserved approximately $2.4 million related to the exit costs of NPA, including $1.3 million for customer refunds and $1.1 million related to asset write-offs, terminations of 3 employees and other costs. The expense related to this reserve is reflected in the Company's statement of operations as a restructuring and impairment charge. The reserve balance was approximately $2.0 million at September 30, 1996.

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

                    CONSOLIDATED REVENUE AND COST OF REVENUE
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           QUARTER                QUARTER
                                           ENDED                  ENDED
                                           09/30/96               09/30/95
                                           --------               --------
Revenue:
    Services                                $14,034                $18,036
    Products
         Software licenses                    3,806                 13,115
         Hardware and other                   1,639                  1,098
         Sale of Services Contract                -                    902
                                            -------                -------
        Net Revenue                         $19,479                $33,151
                                            -------                -------

Cost of revenue:
    Services                                $14,768                $17,530
    Products
         Software licenses                    1,369                  1,826
         Hardware and other                   1,504                    664
                                            -------                -------
            Total cost of revenue           $17,641                $20,020
                                            -------                -------


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

     Cost of revenue related to services decreased $2.4 million, or 14%, in the third quarter of 1996 to $14.8 million compared to $17.2 million in the third quarter of 1995. A $4.4 million decrease in salaries, contract labor and other costs relates to the Company's AMtrust product that was sold to Fidelity on May 15, 1996. This decrease was offset, in part, by $1.3 million of costs of transition services billed to Fidelity in the third quarter of 1996. Excluding costs related to AMtrust and the Fidelity transition services, cost of revenue related to services increased $.9 million. This increase principally relates to a $1.1 million increase in cost of services at Elite, due primarily to increased contract-specific installation and implementation requirements.

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

                    CONSOLIDATED REVENUE AND COST OF REVENUE
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           NINE MONTHS           NINE MONTHS
                                           ENDED                 ENDED
                                           09/30/96              09/30/95
                                           -----------           -----------
Revenue:
    Services                                $46,434                $60,860
    Products
         Software licenses                   18,072                 29,730
         Hardware and other                   3,330                  6,861
         Sale of Services Contract                -                    902
                                            -------                -------
        Net Revenue                         $67,836                $98,353
                                            -------                -------

Cost of revenue:
    Services                                $47,002                $53,016
    Products
         Software licenses                    4,610                  5,912
         Hardware and other                   2,996                  5,044
                                            -------                -------
            Total cost of revenue           $54,608                $63,972
                                            -------                -------



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

     Software license costs increased $.5 million as a result of third party software purchased for a Millennium project. This increase in software license costs was offset by a $.5 million decrease in amortization of developed software, principally due to the write-down of certain software in December 1995, and a $.7 million decrease in developed software royalties at Elite as a result of decreased sales.

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

     Research and development expenses for the 1996 and 1995 nine month periods were net of $1.1 million and $1.7 million of capitalized software development costs, respectively. Including capitalized costs, research and development expenditures increased to $6 million for the nine months ended September 30, 1996 compared to $5.8 million for the same period in 1995. Research and development expenditures were attributable to development and enhancement of Millennium, CRISP, Elite, Quantech, AutoDoc, NPA, VisualImpact and BANCStar software. Research and development costs capitalized in 1996 related to development and enhancement of Millennium, Quantech and Elite software.

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

                                BROADWAY & SEYMOUR, INC.




Date:  December 12, 1996   By:  /s/ David A. Finley
       -----------------        ---------------------------------------------
                                David A. Finley, Executive Vice President and
                                Chief Financial Officer