Form 10-K
period 1996-12-31
BROADWAY & SEYMOUR INC
filed 1997-03-31
CIK 885533

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                  FORM 10-K
  (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           For the transition period from           to           .

                        Commission file number 0-20034

                           BROADWAY & SEYMOUR, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                         41-1522214
  (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                          Identification No.)

       128 SOUTH TRYON STREET
     CHARLOTTE, NORTH CAROLINA                                    28202
(Address of principal executive offices)                       (Zip code)

                                (704) 372-4281
             (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1997 computed by reference to the closing sale price on such date, was $104,097,793. As of the same date, 9,051,982 shares of Common Stock, $.01 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report (the "Annual Report"), filed as an Exhibit hereto, and the Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A (no later than April 30, 1997) are incorporated herein by reference into Parts II and IV, and
Part III, respectively.


                                TOTAL PAGES 50

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Broadway & Seymour, Inc. ("Broadway & Seymour" or the "Company") is an information technology software and services company providing integrated business solutions for the financial services industry and time and practice management solutions for the legal and professional services industries. The solutions are often customized to the specific needs of individual customers through systems integration and development services. Products mentioned in this document are for identification purposes only and may be trademarks of Broadway & Seymour, its subsidiaries or third parties.

GENERAL DEVELOPMENT OF THE BUSINESS

         The Company was incorporated in 1985 in connection with the acquisition of Broadway & Seymour, Inc., a North Carolina corporation that had been doing business since 1981. The Company followed a strategy of growth through the acquisition of products and businesses through mid-1995. At the end of 1995, the Company changed its strategic direction to focus on achieving sustained performance of core operations and growth through business alliances and internal product development, rather than acquisitions. Operations were reorganized to integrate independent business units and certain non-core business units were disposed of during 1996:

         - In May 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its Asset
            Management Services Group ("AMSG").

         - In November 1996, the Company sold all of the issued and outstanding capital stock of the Company's wholly owned subsidiary, Corbel & Co. ("Corbel").

In addition, in September of 1996, the Company developed a plan to close its National Pension Alliance ("NPA") business following a transition period for NPA customers. These dispositions are more fully described under Item 7 below.


BUSINESS STRATEGY

         While Broadway & Seymour had previously used acquisitions to grow the Company, its new strategy is to establish and maintain key customer relationships in chosen markets with a focus on developing and marketing a flexible set of core technology solutions.

          In the financial services market, the Company's focus is in three areas: industry-specific solutions, customer relationship management solutions and systems integration services. To meet customer needs, the Company continues to upgrade and enhance its industry specific solutions with new features and functions and by ensuring compatibility with advancing technologies. In the area of customer relationship management, the Company is committed to the ongoing development and marketing of its customer sales and service solution, TouchPoint(TM), designed to aid in the efficient gathering and sharing of customer information from various sources throughout an organization. The Company also plans to provide systems integration and custom development services to large, market leading organizations that will offer opportunities for growth through value-adding relationships.

          In the professional services industry, the Company's strategy is to aggressively market and continually develop a client/server Windows(TM) based billing and time management system to law firms, and to expand its presence to other professional service firms, including accounting, actuarial, public relations and consulting firms.

SERVICE AND PRODUCT SOLUTIONS

         SYSTEMS INTEGRATION AND CUSTOM DEVELOPMENT SERVICES

         A significant part of Broadway & Seymour's revenue is generated through systems integration and custom development engagements. These engagements typically involve the development of technology solutions for difficult business and technical problems and are often provided as part of a complex solution that includes proprietary software, third party hardware and software products and training and documentation services. The Company may be retained to perform all aspects of a complex project or a discrete portion of a project. The Company's systems integration and custom development engagements typically include some or all of the following:

         - strategic planning, including an assessment of a customer's technology-related needs and the development of an overall strategy to meet those needs;

         - development of functional specifications designed to ensure that the system will meet the customer's identified needs;

         - development of the system architecture and the technical design specifications;

         - building and testing the system, including the development of the software code and the testing of the code in a simulated work environment;

         - transition services, including data conversion, training, documentation and implementation of the system; and

         - product support services, including maintenance, ongoing enhancement of the software and contingency support.

         The Company performs systems integration and custom development work under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis. The Company also enters into financial arrangements from time to time that provide incentives to the Company for completing a project in less than the budgeted hours. Although the Company generally seeks major projects, the Company may undertake smaller projects because it believes that such projects often have the potential to develop into major systems projects or long-term customer relationships.

         TOUCHPOINT(TM)

         The TouchPoint solution is a combination of the Company's integration and customization services, proprietary software and third party software that can be uniquely modified for each client to aid it in the enterprise-wide gathering and sharing of customer information through numerous sources, including call centers, offices, branches, the Internet, kiosks or network computers. Through the use of computer telephony integration and object-oriented programming, TouchPoint consolidates customer information on composite screens and automates customer relationship tools and processes. TouchPoint has an open, three-tier client/server architecture which gives it flexibility to be integrated with existing client data processing architectures and makes it scaleable so that it can be implemented in single departments or enterprise-wide using a phased approach.

         BANCSTAR(R)

         BANCStar is a branch automation system used to automate major banks and integrate branch networks. BANCStar supports teller, customer service, sales and loan calculation activities, as well as basic system functions such as providing branch statistics and storing and forwarding information to other computers. BANCStar Prism is an automated banking solution that supports a graphical user interface, allowing for video and sound, dynamic data exchange and a multi-tasking environment to help streamline banking operations to the bank's other computers without interrupting workstation activity.

         CRISP(TM)

         CRISP is a decision support system that assists commercial bankers in the management of their relationships, products and employees. Fully graphical and intuitive, CRISP delivers comprehensive product and profitability analyses on a variety of bank or customer organizational levels. CRISP provides a single repository of on-line customer information from multiple other systems.

         VISUALIMPACT(TM)

         VisualImpact is an integrated image-enabled item and remittance processing software system that runs under the Windows NT(TM) operating system on both client and server workstations. The solution uses advanced hardware, networking and operating system features to distribute the workload across multiple, distributed servers. In addition, VisualImpact has a common transport interface that allows it to interface with transports from multiple hardware vendors and uses high bandwidth printer interfaces to drive printers. The distribution rights to VisualImpact have been exclusively licensed to a third party distributor.

         LEGAL AND PROFESSIONAL SERVICES SOLUTIONS

         Elite Information Systems, Inc. ("Elite"), a subsidiary of Broadway & Seymour acquired in February 1994, provides office automation, time keeping, accounting and information management software to the professional service industries. Elite's products incorporate client-server and open-systems architecture within the Windows(TM) environment.

                  The Elite Billing System - is a comprehensive accounting and information management software package serving legal and professional service firms. The Elite Billing System responds to client and professional service billing requirements with on-line management information needed to guide such firms.

                  The Elite Case Management System - is a prospect tracking system and conflicts/related-party database. This system also includes calendar and docket functions, a case database, a related-party tracking system, on-line viewing of case information and personal calendars and a user-defined reporting system.


         SUPPORT SERVICES

         The Company views its support activities as a significant part of its strategy to establish and maintain strong customer relationships. The Company offers system maintenance and support at fixed prices under renewable contracts. The degree of maintenance service provided to customers differs depending on the product being supported. Generally, support contracts entitle users to telephone support and regular upgraded product releases. In addition, the Company is able to offer certain training classes and multi-media based instruction to customers that aid in the implementation and effective use of the Company's solutions.


RESEARCH AND DEVELOPMENT

         To meet the changing needs of the financial and professional services industries, the Company expends resources to continually develop and enhance systems development technologies and approaches that may have broad application in systems integration projects and solutions. The Company believes that ongoing commitment to research and development is important to the long-term success of the business.

         For the years ended December 31, 1996, 1995 and 1994, the Company's total research and development expenditures were $7.4 million, $8.9 million and $7.5 million, respectively. The Company anticipates continued investment in research and development to provide growth and enhancement to its existing solution offerings, and it believes spending relative to revenue will continue at its current level.

         There are inherent risks in the introduction of a new product. For example, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effects on operating results of unanticipated complications in product introductions or transitions.


SALES AND MARKETING

         The Company's sales personnel are given sales responsibility within their targeted customer markets. Additionally, senior management within the Company is directly involved in obtaining and supporting relationships.

         New customer contacts are generated by a variety of methods, including customer referrals, personal sales calls, attendance at trade shows and seminars, advertising in trade publications, direct mailings to targeted customers and telemarketing.

CUSTOMERS

         Broadway & Seymour's customers include a broad variety of institutions and companies in the financial services industry. In addition, the Company serves a client base of law firms and other professional service firms through its Elite operations. Elite has over 500 customers using its software, including some of the largest law firms in the United States and the United Kingdom.

         The Company's follow-on sales to existing customers, including multi-year systems integration and custom development projects, system upgrades and expansion, new products and maintenance and support services, represent a significant portion of total revenue. The Company's business strategy emphasizes sales to existing customers.


COMPETITION

         The Company's businesses are competitive. The Company is not aware of any one competitor that offers the same combination of services and products offered by the Company, but believes that a number of firms compete with the Company in several areas. In the markets in which it competes, the Company believes there are participants that have greater financial, technical and marketing resources. However, the Company believes that no one competitor is dominant in its market.

         The Company competes for engagements with a variety of companies offering all or a portion of the services offered by the Company. Many large accounting and management consulting firms offer services that overlap with at least a portion of the Company's solutions and services, and computer hardware and software companies are increasingly becoming involved in similar services. The Company also competes with the internal operations of customers. The Company believes the competitive factors for these projects include reputation, capability and resources, technological expertise, knowledge of the industry, quality and reliability of service and price. The Company believes that it competes favorably on the basis of these factors. However, the Company's future operating results and financial condition may be adversely affected by the increasingly competitive environment of the software industry.

BACKLOG

         A majority of the Company's revenue is derived from work to be performed under long-term, cancelable contracts entered into in the ordinary course of business. These contracts often relate to ongoing projects with respect to which the continuation of work is at the option of the customer. Because the majority of the Company's agreements are cancelable on relatively short notice, generally 30 days, the Company does not believe that agreements for work outstanding at any specific time provide a meaningful indication of future revenue.


EMPLOYEES AND RECRUITMENT

         The Company believes that its future success will depend in part on its continued ability to hire and retain qualified employees. The Company believes its relations with employees are good. Competition for personnel in the Company's industry is intense. Although it actively recruits personnel and provides professional employees with career path opportunities and believes that its turnover is no higher than the industry average, there can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future. The Company actively recruits at college campuses and seeks employees with expertise and experience in its chosen markets.

         At March 25, 1997, the Company had approximately 500 full-time employees. None of the Company's employees is represented by a labor union.


COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

         The Company's business includes the development of custom software in connection with specific customer engagements. Although the Company frequently assigns to its customer the copyright and other intellectual property rights in the software and documentation developed for the customer, the Company negotiates to retain the right to develop similar products for other customers. In a limited number of circumstances, the Company has agreed not to use certain specific technological know-how developed in an engagement for one customer to perform projects for other customers or to develop a system for a competitor of the customer that is similar to the system developed for the customer. However, the Company believes these restrictions will not have a material adverse effect on the Company.

         The Company believes that its services and products do not infringe on the intellectual property rights of its customers or other third parties. However, particularly given the rapid changes in copyright and patent law, there can be no assurance that an infringement claim will not be asserted against the Company in the future. Any such claim, if resolved against the Company, could adversely affect the Company's reputation, preclude it from offering certain products and services, and subject it to substantial liability.

         The Company currently markets several proprietary software products. The Company attempts to protect its rights in its proprietary software by retaining the title to and copyright in the software and documentation and attempts to protect rights in all software it markets (including third-party software) by including appropriate contractual restrictions on use and disclosure in its licenses and by requiring its employees to execute confidentiality agreements. However, the Company provides source code for some of its software products to users for their internal use in connection with the license of these products. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company believes that the nature of its customers, the importance of the Company's products to them, and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.


ITEM 2.  PROPERTIES

         The Company's principal offices are located at 128 South Tryon Street in Charlotte, North Carolina. The Company's lease of those premises (approximately 124,000 square feet) expires December 31, 2000, with two five-year renewal options thereafter. Elite maintains its offices (approximately 14,370 square feet) in Los Angeles, California under a lease that expires in February 1998. The Company leases additional facilities in New York City, New York; Hunt Valley, Maryland; Whistler, British Columbia -Canada and London, England. The Company believes that its facilities are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of business. The Company believes that the outcome of any such litigation would not have a material effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

MARKET FOR COMMON STOCK

         Since June 16, 1992, the date of the Company's initial public offering ("IPO"), its common stock, $.01 par value, (the "Common Stock") has traded on the National Association of Securities Dealers, Inc. Nasdaq National Market System ("Nasdaq") under the symbol BSIS. The following table shows the price range in the Company's Common Stock for the past two fiscal years:


Quarter ended      12/31/96   9/30/96   6/30/96   3/31/96       12/31/95   9/30/95   6/30/95   3/31/95
                   ---------------------------------------      --------------------------------------
High                $14       $14 1/8   $17 1/8   $16 1/4       $26 1/2    $30 1/8   $20 3/4   $21 5/8
Low                 $ 7 3/4   $ 9 1/4   $10       $10 1/2       $15 3/4    $21       $15 1/2   $17


HOLDERS OF RECORD

         As of March 19, 1997, there were approximately 154 holders of record of Common Stock.

DIVIDENDS

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                                                       Eleven months      Fiscal
                                                          Years ended                      ended        Year ended
                                                          December 31,                    Dec. 31,      January 31,
Operations:                                    1996           1995           1994           1993           1993
                                               ----           ----           ----           ----           ----

Total revenue                                $ 89,351       $114,738        $132,858       $71,665         $65,610
Operating costs and expenses                   99,609       $130,583        $118,983       $74,520          59,109
                                             --------       --------        --------       -------         -------
Operating income (loss)                       (10,258)       (15,845)         13,875        (2,855)          6,501
                                             --------       --------        --------       -------         -------
Gain on disposition of non-strategic
  business units                                9,652
Net interest (expense) income                    (187)          (493)           (821)          (25)            137
                                             --------       --------        --------       -------         -------
Income (loss) before income taxes and
  accounting change                              (793)       (16,338)         13,054        (2,880)          6,638
Provision (benefit) for income taxes            1,455         (4,958)          5,858         1,298           3,215
                                             --------       --------        --------       -------         -------

Income (loss) before accounting change         (2,248)       (11,380)          7,196        (4,178)          3,423
Effect of income tax accounting change                                                         377
                                             --------       --------        --------       -------         -------
Net income (loss)                            $ (2,248)      $(11,380)       $  7,196       $(3,801)        $ 3,423
                                             ========       ========        ========       =======         =======

Per common and common equivalent share:

Income (loss) before accounting change       $  (0.25)      $  (1.26)       $   0.85       $ (0.53)        $  0.51
Effect of accounting change                                                                   0.04
                                             --------       --------        --------       -------         -------
Net income (loss)                            $  (0.25)      $  (1.26)       $   0.85       $ (0.49)        $  0.51
                                             ========       ========        ========       =======         =======


Selected balance sheet data:                 12/31/96       12/31/95        12/31/94       12/31/93        1/31/93
                                             --------       --------        --------       --------        -------

Working capital (deficit)                    $ 15,907       $    490        $   (407)      $   (467)       $ 6,000
Total assets                                   66,474         83,245          75,683         50,717         39,910
Long-term debt, including current portion         611          2,373           1,765            899
Stockholders' equity                           32,190         32,437          34,780         25,087         23,567


The selected financial data includes the results of acquired businesses from the date of acquisition and, in the case of Micro/Resources, Inc. (accounted for using the pooling of interests method), for all periods presented. The comparability of the results of operations for the periods presented is also impacted by dispositions of certain businesses as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 15 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 7, 1997 appearing on pages 16 through 32 of the Annual Report are incorporated herein by reference.

Financial Statement Schedule:

         Item 14 includes an index to the financial statement schedule.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors" and "Executive Officers, Compensation and Other Information" in the Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Officers, Compensation and Other Information" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Voting Securities, Principal Holders and Proxies" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the captions "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

       The following financial statements, including the report thereon of Price Waterhouse LLP dated February 7, 1997, appearing on pages 16 through 32 of the Annual Report, are incorporated herein by reference:

         Consolidated Balance Sheet
         Consolidated Statement of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

(a)(2) Financial Statement Schedules.

       The following schedules are filed as a part of this report:

                                                                          Page
                                                                          ----
       Schedule II - Valuation and Qualifying Accounts and Reserves        17
                     Report of Independent Accountants on the
                     Financial Statement Schedule                          18

         All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(A)(3) EXHIBITS:

  Exhibit No.     Description
  -----------     -----------

         3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., date June 16, 1992 (Incorporated by reference to Exhibit
                  3.1 to the Registrants Annual Report on Form 10- K for the Fiscal Year Ended January 31, 1993)

         3.2 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33- 46672)

         10.1** Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         10.2** Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

         10.3** Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

         10.4** Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.5** Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

         10.6 Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.7 Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)

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

  Exhibit No.     Description
  -----------     -----------

         10.9 Asset Purchase Agreement dated as of June 9, 1995 by and among Broadway & Seymour Inc., The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.10 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.11 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.12 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Corbel & Company. (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.13 Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to
                  Exhibit 2.3 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.14 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.15 Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.16 Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.17 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.18 Stock Purchase Agreement, dated as of November 19, 1996, by and among Broadway & Seymour, Inc., Corbel & Co. and Sungard Investment Ventures, Inc. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 19, 1996).

  Exhibit No.     Description
  -----------     -----------

         10.19** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.20** Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

         10.21** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended September 30, 1996).

         10.22** Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

         11*      Computation of earnings per share

         13* Portions of the Registrant's 1996 Annual Report, consisting of: Management Discussion and Analysis of Financial
                  Condition and Results of Operations, Financial Statements and report thereon of Price Waterhouse LLP dated February 7, 1997 and Supplementary Data.

         21*      Subsidiaries of the Registrant

         23*      Consent of Independent Accountants dated March 24, 1997

         27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

--------------------
 *  Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BROADWAY & SEYMOUR, INC.



Date:  March 25, 1997             By  /s/David A. Finley
                                      ------------------
                                      David A. Finley, Executive Vice President
                                      and Chief Financial Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 25 day of March 1997.

        Signature                           Title
        ---------                           -----

/s/Alan C. Stanford                Chairman of the Board, President, Chief Executive
------------------------------     Officer and Director
Alan C. Stanford


/s/David A. Finley                 Executive Vice President, Chief Financial Officer
------------------------------     and Director
David A. Finley


/s/William G. Seymour              Vice Chairman of the Board and Secretary
------------------------------
William G. Seymour


/s/Roger Noall                     Director
------------------------------
Roger Noall


/s/George L. McTavish              Director
------------------------------
George L. McTavish


/s/Steven S. Elbaum                Director
------------------------------
Steven S. Elbaum

/s/Robert J. Kelly                 Director
------------------------------
Robert J. Kelly

/s/Robert J. Levenson              Director
------------------------------
Robert J. Levenson


ITEM 14(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:



                            BROADWAY & SEYMOUR, INC.
           SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      Additions/
                                          Balance at (reductions)                        Balance at
                                          beginning   charged to                            end
                                          of period    expense   Deductions   Other      of period
                                          ---------    -------   ----------   -----      ---------
                                                              (In thousands)
Allowance for doubtful accounts (shown
  as a deduction from receivables)
    December 31, 1996                        $941      $1,076      $1,125      $--          $892
    December 31, 1995                         563         632         323        69(1)       941
    December 31, 1994                         224         496         453       296(2)       563

Reserve against long-term assets (shown
  as a deduction from other assets)
    December 31, 1996                        $250      $ --        $  250                   $--
    December 31, 1995                         123         127                                250
    December 31, 1994                         175                  $   52                    123

(1) Relates to balance at date of acquisition of acquired companies.
(2) Includes $294,000 related to balances at dates of acquisition of acquired companies.
(3) Relates to balance at date of acquisition of acquired company.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENTS SCHEDULE




To the Board of Directors and Stockholders of Broadway & Seymour, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 1997 appearing on page 32 of the Company's Annual Report (which is incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Charlotte, North Carolina
February 7, 1997

                                INDEX TO EXHIBITS

(A)(3)   EXHIBITS:

Exhibit No.                 Description                                      Page Number

     3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., date June 16, 1992 (Incorporated by reference to Exhibit
              3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

     3.2 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

     4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

     4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

     4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33- 46672)

     10.1** Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

     10.2** Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993
              (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

     10.3** Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994
              (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

     10.4* Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

     10.5** Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

     10.6 Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

     10.7 Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to
              Exhibit 2.1 to the Registrant's Current Report on Form 8-K
               dated February 1, 1994)

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

         10.9 Asset Purchase Agreement dated as of June 9, 1995 by and among Broadway & Seymour Inc., The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.10 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.11 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.12 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Corbel & Company. (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.13 Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to
                  Exhibit 2.3 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.14 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.15 Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8- K dated May 15, 1996)

         10.16 Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.17 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.18 Stock Purchase Agreement, dated as of November 19, 1996, by and among Broadway & Seymour, Inc., Corbel & Co. and Sungard Investment Ventures, Inc. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 19, 1996).

         10.19** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.20** Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

         10.21** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended September 30, 1996).

         10.22** Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

         11*      Computation of earnings per share

         13* Portions of the Registrant's 1996 Annual Report, consisting of: Management Discussion and Analysis of Financial
                  Condition and Results of Operations, Financial Statements and report thereon of Price Waterhouse LLP dated February 7, 1997 and Supplementary Data.

         21*      Subsidiaries of the Registrant

         23*      Consent of Independent Accountants dated March 24, 1997.

         27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

--------------------
 *  Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.