Form 10-Q
period 1997-03-31
BROADWAY & SEYMOUR INC
filed 1997-05-15
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to                .
                                       --------------    --------------

                         Commission file number 0-20034



                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         41-1522214
  -------------------------------                           ----------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

       128 SOUTH TRYON STREET
     CHARLOTTE, NORTH CAROLINA                                    28202
  -------------------------------                           ----------------
  (Address of principal executive                              (Zip code)
              offices)

                                 (704) 372-4281
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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
                                        ---    ---

         As of April 30, 1997, 9,051,982 shares of Common Stock, $.01 par value, were outstanding.

================================================================================

                            BROADWAY & SEYMOUR, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheet -
              March 31, 1997 and December 31, 1996                          3

         Consolidated Statement of Operations -
              Three months ended March 31, 1997 and
                March 31, 1996                                              4

         Consolidated Statement of Cash Flows -
              Three months ended March 31, 1997 and
                March 31, 1996                                              5

         Notes to Consolidated Financial Statements                       6 - 7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8 - 10


PART II OTHER INFORMATION:


SIGNATURE                                                                  14





                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                      Mar. 31,           Dec. 31,
                                                                                        1997              1996
                                                                                      --------          --------

Assets
Current assets:
    Cash and cash equivalents                                                         $ 11,714          $ 15,010
    Receivables                                                                         25,137            25,706
    Inventories                                                                            751               890
    Deferred income taxes                                                                3,999             4,417
    Other current assets                                                                   764             1,308
                                                                                      --------          --------
        Total current assets                                                            42,365            47,331
Property and equipment                                                                   6,030             6,291
Software costs                                                                           4,477             4,748
Intangible assets                                                                        7,025             7,346
Other assets                                                                               730               758
                                                                                      --------          --------
                                                                                      $ 60,627          $ 66,474
                                                                                      ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable and current portion of long-term debt                               $    408          $    473
    Accounts payable-trade                                                               5,129             5,836
    Accrued compensation                                                                 2,325             2,615
    Estimated liabilities for contract losses                                            2,408             2,922
    Other accrued liabilities                                                            3,871             4,554
    Deferred revenue                                                                     9,005            12,476
    Income taxes payable                                                                 1,340             2,548
                                                                                      --------          --------
        Total current liabilities                                                       24,486            31,424
                                                                                      --------          --------
Long-term debt                                                                              81               138
                                                                                      --------          --------
Deferred income taxes                                                                    2,491             2,557
                                                                                      --------          --------
Other non-current liabilities                                                              339               165
                                                                                      --------          --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
       9,051,982 shares and 8,933,251 shares, for 1997 and 1996, respectively               91                90
    Paid-in capital                                                                     36,835            36,276
    Accumulated deficit                                                                 (3,204)           (3,684)
                                                                                      --------          --------
                                                                                        33,722            32,682

    Less treasury stock, at cost, 38,552 shares                                           (492)             (492)
                                                                                      --------          --------
                                                                                        33,230            32,190
                                                                                      --------          --------
                                                                                      $ 60,627          $ 66,474
                                                                                      ========          ========


   The accompanying notes are an integral part of these financial statements.

                             BROADWAY & SEYMOUR, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                  (In thousands, except share and per share data)
                                    (Unaudited)

                                                       Three months ended
                                                   Mar. 31,           Mar. 31,
                                                     1997              1996
                                                   --------          --------

Net revenue                                        $ 19,659          $ 24,733
                                                   --------          --------
Operating expenses:
  Cost of revenue                                    13,600            18,061
  Research and development                            1,317             1,825
  Sales and marketing                                 2,291             3,270
  General and administrative                          2,273             2,762
  Restructuring charge (credit)                        (429)             (205)
                                                   --------          --------
        Total operating expenses                     19,052            25,713
                                                   --------          --------
Operating income (loss)                                 607              (980)
Gain on disposition of non-strategic units               91
Interest income                                         199                10
Interest expense                                        (15)             (185)
                                                   --------          --------
Income (loss) before income taxes                       882            (1,155)
Provision (benefit) for income taxes                    402              (320)
                                                   --------          --------
Net income (loss)                                  $    480          ($   835)
                                                   ========          ========

Weighted average common and common
   equivalent shares outstanding                      9,135             8,856

Income (loss) per common and common
   equivalent share                                $   0.05          ($  0.09)
                                                   ========          ========




   The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Three months ended
                                                                      Mar. 31,          Mar. 31,
                                                                        1997             1996
                                                                      --------          -------
Cash flows from operating activities:
    Net income (loss)                                                 $    480          ($  835)
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                    1,368            2,511
        Deferred income taxes                                              353              100
        Restructuring charge (credit)                                     (429)            (205)
        Gain on disposition of non-strategic units                         (91)
        Loss on disposal of assets                                          33                2
        Change in assets and liabilities excluding effects of
          businesses acquired and divestitures:
                Receivables                                                569              589
                Inventories                                                139              160
                Other assets                                               571              (69)
                Accounts payable - trade                                  (707)          (2,318)
                Accrued compensation                                      (215)            (798)
                Estimated liabilities for contract losses                 (514)            (729)
                Other liabilities                                           16           (2,046)
                Deferred revenue and customer deposits                  (3,471)          (4,402)
                Income taxes                                            (1,208)           1,711
                                                                      --------          -------
        Net cash provided (used) by operating activities                (3,106)          (6,329)
                                                                      --------          -------
Cash flows from investing activities:
    Purchase of property and equipment                                    (548)            (866)
    Investment in software costs                                           (80)            (153)
                                                                      --------          -------
        Net cash used by investing activities                             (628)          (1,019)
                                                                      --------          -------
Cash flows from financing activities:
    Net borrowings under credit facility                                                  5,261
    Payments of notes payable and long-term debt                          (122)            (820)
    Proceeds from issuance of common stock                                 560            1,313
                                                                      --------          -------
        Net cash provided by financing activities                          438            5,754
                                                                      --------          -------
Net decrease in cash and cash equivalents                               (3,296)          (1,594)
Cash and cash equivalents, beginning of period                          15,010            2,053
                                                                      --------          -------
Cash and cash equivalents, end of period                              $ 11,714          $   459
                                                                      ========          =======



   The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1997 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 as reported by the Company in its Annual Report on Form 10-K.


         Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS:

         In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel")(excluding its interest in National Pension Alliance ("NPA")), pursuant to a Stock Purchase Agreement. The consideration paid to the Company at closing was approximately $13.5 million, with an additional $.5 million to be paid to the Company twenty-four months after closing, subject to certain holdback provisions for indemnification obligations. Also, the Company may be entitled to receive an earnout payment of up to a maximum of $3.5 million based on Corbel's revenue in 1997.

         In May 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its Asset Management Services Group ("AMSG"), including the Company's wholly owned subsidiary BancCorp Systems, Inc., to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. At closing the Company received cash proceeds of $17.5 million for the net assets and licensing of certain software, net of certain fees and expenses. The gain on the sale of the business was $8.7 million. An additional $5.5 million was scheduled to be paid by Fidelity to the Company, subject to certain holdback provisions for indemnification obligations, over the twenty-four months following the closing for certain software maintenance, training, and transition services and professional services. These service agreements were terminated effective December 31, 1996 and at March 31, 1997, $2 million remained to be received subject to such holdback provisions.

NOTE 3 - RECEIVABLES:

         Receivables at March 31, 1997 and December 31, 1996 consisted of the following:

                                                Mar. 31,         Dec. 31,
                                                 1997              1996
                                               --------          --------
                                                     (In thousands)
Trade                                          $ 23,514          $ 23,349
Unbilled                                          1,629             2,584
Other                                               915               665
                                               --------          --------
                                                 26,058            26,598
Less - Allowance for doubtful accounts             (921)             (892)
                                               --------          --------
                                               $ 25,137          $ 25,706
                                               ========          ========


NOTE 4 - SOFTWARE COSTS:

         The Company capitalizes a portion of its costs of developing software to be licensed, including costs of product enhancements which improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. During the three months ended March 31, 1997 and March 31, 1996, approximately $.1 million and $.1 million of software development costs were capitalized, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years. Accumulated amortization was $6.7 million and $8.2 million at March 31, 1997 and March 31, 1996, respectively. Amortization expense was approximately $.4 million and $.7 million for the quarters ended March 31, 1997 and March 31, 1996, respectively.


NOTE 5 - RESTRUCTURING CHARGES:

         During the fourth quarter of 1995, the Company reserved approximately $1.5 million which consisted of approximately $1.0 million for the consolidation of certain facilities that were expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company utilized cash of approximately $.3 million to satisfy obligations related to these reserves and revised its estimate of the remaining costs to complete the restructuring downward by $.2 million. As of March 31, 1997, the reserve balance was approximately $.2 million, related principally to employee severance costs.

          Also, in 1996, the Company reserved approximately $ 2.5 million related to the exit costs of NPA including $1.3 million for customer refunds, $.8 million related to asset write-offs, and $.4 million related to employee terminations. During 1996, $1.3 million, related principally to customer refunds and asset write-offs had been charged against the reserve. In the first quarter of 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by $.4 million,. and charged $ .1 million against the accrual, related principally to employee severance. At March 31, 1997, the remaining accrual of $.6 million is related principally to employee severance costs and the disposal of fixed assets.

                            BROADWAY & SEYMOUR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                  Broadway & Seymour, Inc. ("Broadway & Seymour" or the "Company") is an industry-specialized software and services company providing integrated, information technology-enabled business solutions for the financial services and professional services markets.

         In May 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its Asset Management Services Group ("AMSG"). For the quarter ended March 31, 1996, AMSG contributed revenue of $4.4 million and operating losses were $.9 million. For the quarter ended March 31, 1997, the Company recorded an additional $.4 million of revenue and $.4 million cost of revenue for certain professional and transition services provided to the purchaser of AMSG under agreements entered into at the time of the sale. In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel"). For the quarter ended March 31, 1996, Corbel contributed revenue of $4.1 million and operating income of $.2 million. Also, revenue for the quarter ended March 31, 1996 included $.5 million of revenue related to services provided to the purchaser of the Company's wholly owned subsidiary, Liberty Software, Inc. ("Liberty"), which was sold in June 1995.

         In addition, in August 1996, the Company developed a plan to close its National Pension Alliance ("NPA") business. In the first quarter of 1997, the operations of NPA ceased and operating losses were $.4 million. For the quarter ended March 31, 1996, NPA contributed revenue of $.1 million and operating losses of $.6 million.

         The financial statements included herein reflect the Company's unaudited results of operations for the three months ended March 31, 1997 and March 31, 1996.


QUARTER ENDED MARCH 31, 1997 COMPARED TO
 QUARTER ENDED MARCH 31, 1996

         The Company's results reflect operating income of $.6 million for the first quarter of 1997 compared with a $1.0 million operating loss for the same period of 1996. Because of the significant impact of the transactions discussed above, a comparison of the historical results of operations for the quarter ending March 31, 1997 to the quarter ending March 31, 1996 may not be meaningful. The following table has been included to facilitate discussion and analysis of the results of operations of the Company's ongoing business.

Revenue and Cost of Revenue

                                                         March 31,    March 31,
                                                           1997         1996
                                                         ---------    ---------
Net revenue from ongoing business, excluding NPA          $19,280      $15,712
Net revenue from NPA                                          --           108
Non-recurring net revenue from Corbel, AMSG, Liberty          379        8,913
-------------------------------------------------------------------------------
Consolidated net revenue                                  $19,659      $24,733
-------------------------------------------------------------------------------

Cost of revenue from ongoing business, excluding NPA      $12,851      $10,435
Cost of revenue from NPA                                      314          481
Non-recurring cost of revenue from Corbel, AMSG, Liberty      435        7,145
-------------------------------------------------------------------------------
Consolidated cost of revenue                              $13,600      $18,061
-------------------------------------------------------------------------------

         Net revenue from the Company's ongoing business, excluding NPA, increased 23%, from $15.7 million in the first quarter of 1996 to $19.3 million in the first quarter of 1997. Revenue from the Company's Customer and Financial Solutions group increased $.4 million in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Increases in the Customer and Financial Solutions group revenue for the quarter of approximately $.7 million related to increased licenses from the group's software solutions. In addition, in the first quarter of 1997, the Company recognized $.3 million of license revenue related to a software application developed for a specific customer. On a comparative basis, these increases in the first quarter of 1997 were partially offset by software license revenue of $4.0 recognized in the first quarter of 1996 from a single significant contract, against which the Company recorded substantially no expense. In the first quarter of 1997, the Company recorded revenue for consulting services of $3.3 million related to the same contract. Revenue from the Company's subsidiary, Elite Information Systems, Inc. ("Elite"), increased $3.0 million from the first quarter of 1996 to the first quarter of 1997. The increase in Elite revenue in 1997 is principally due to the high level of new contracts signed in the fourth quarter of 1996 to provide Elite's Windows based time and billing systems. In addition, customer support revenue has continued to increase as Elite's customer base expands.

         Cost of revenue of the Company's ongoing business, excluding NPA, increased 23%, or $2.4 million, in the first quarter of 1997 compared to the first quarter of 1996. Cost of revenue was $12.9 million, or 67% of revenue, and $10.4 million, or 66% of revenue, for the first quarters of 1997 and 1996, respectively. The increase in cost of revenue is consistent with the increase in revenue discussed above and is due to an increase of $1.5 million related to third-party hardware and software purchased for resale and $.5 million related to increased personnel costs at Elite.

         Research and development expenses in the first quarter of 1997 and 1996 were net of $.1 million and $.1 million of capitalized software development costs, respectively. Including capitalized costs, research and development costs decreased to $1.4 million, or 7% of total revenue, in the first quarter of 1997 compared to $1.9 million, or 7.8% of total revenue, in the first quarter of 1996. This decrease in research and development expenditures is principally due to the sale of Corbel. Research and development costs incurred in 1997 and 1996 relate to the Company's TouchPoint, CRISP, BANCStar, BANCStar Prism, VisualImpact, and Elite Billing System solutions. In 1996, research and development costs were also incurred for Corbel's Quantech and AutoDoc products and NPA's software.

         General and administrative expenses decreased 17.7% to $2.3 million, or 11.6% of revenue, for the first quarter of 1997 from $2.8 million, or 11.2% of revenue, for the first quarter of 1996. This decrease is principally due to the sale of Corbel and AMSG in 1996. General and administrative expenses attributable to Corbel and AMSG were $.3 million and $.2 million, respectively in the first quarter of 1996.

         Sales and marketing expenses decreased $1 million to $2.3 million in the first quarter of 1997 from $3.3 million in the first quarter of 1996. This decrease is principally due to the sales of Corbel and AMSG in 1996. Corbel and AMSG incurred sales and marketing expenses of $.6 million and $.7 million, respectively, of such expenses in the first quarter of 1996.

         In the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of NPA, against which $1.3 million had been charged in 1996. In the first quarter of 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by $.4 million and charged $.1 million against the accrual, related principally to employee severance. At March 31, 1997, the remaining accrual of $.6 million is related principally to employee severance and the disposal of fixed assets.

         During the fourth quarter of 1995, the Company reserved approximately $1.5 million which consisted of approximately $1.0 million for the consolidation of certain facilities that were expected to be subleased and approximately $.5 million for employee severance costs. During the first quarter of 1996, the Company utilized cash of approximately $.3 million to satisfy obligations related to these reserves and revised its estimate of the remaining costs to complete the restructuring downward by $.2 million. As of March 31, 1997, the reserve balance is $.2 million, related principally to employee severance costs.

INCOME TAXES

         The Company's provision for income taxes of $.4 million (or 46% of income before taxes) for the quarter ended March 31, 1997, exceeds the tax expense at statutory rates due to the permanent differences of non-deductible goodwill amortization and state income taxes. The Company's income tax benefit of $.3 million (or 28% of loss before taxes) for the quarter ended March 31, 1996, differs from the tax benefit at statutory rates due to the loss incurred in the first quarter of 1996 as adjusted for the permanent differences of non-deductible goodwill amortization and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had cash and cash equivalents of approximately $11.7 million and working capital of approximately $17.9 million. The Company utilized portions of the proceeds from the sales of Corbel and AMSG to fund working capital requirements, pay off its revolving credit facility, which expired in May 1996, and certain other debt and to pay certain expenses. The Company has reviewed its working capital and capital expenditure requirements and believes that the remaining proceeds from the Corbel and AMSG sales, cash flow from operations and the issuance of stock pursuant to its employee stock purchase and stock option plans will be sufficient to fund its working capital and capital expenditure requirements for the near term. The Company is reviewing its working capital and capital expenditure requirements beyond the near term and is evaluating financing alternatives to provide an additional source of capital.

(A)(3)   EXHIBITS:

Exhibit No.                      Description
-----------                      -----------

3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., dated June 16, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

3.2      Restated By-laws of the Company (Incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

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

Exhibit No.                      Description
-----------                      -----------

10.9 Asset Purchase Agreement dated as of June 9, 1995 by and among Broadway & Seymour Inc., The MiniComputer Company of Maryland, Inc., Robert W. Johnson, Michael W. Matthai and Robert A. Erich, Jr. (Incorporated by reference to Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.10 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.11 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.12 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Corbel & Co. (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.13 Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.14 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.15 Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.16 Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.17 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

10.18 Stock Purchase Agreement, dated as of November 19, 1996, by and among Broadway & Seymour, Inc., Corbel & Co. and SunGard Investment Ventures, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 19, 1996)

10.19** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

Exhibit No.                      Description
-----------                      -----------

10.20** Employment Agreement dated as of January 19, 1995 by and between Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

10.21** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended September 30, 1996)

10.22** Termination Agreement dated as of March 1, 1996 by and between Broadway & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit
         10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995)

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

                                           BROADWAY & SEYMOUR, INC.


Date:  May 13, 1997                        By:  /s/ David A. Finley
       ------------                             -------------------
                                                David A. Finley, Executive
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------

(A)(3)   EXHIBITS:

Exhibit No.                      Description
-----------                      -----------

3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., dated June 16, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended
         January 31, 1993)

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

10.12 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and
         Corbel & Co. (Incorporated by reference to Exhibit 2.2 to the
         Registrant's Current Report on Form 8-K dated May 15, 1996)

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

10.18    Stock Purchase Agreement, dated as of November 19, 1996, by and among
         Broadway & Seymour, Inc., Corbel & Co. and SunGard Investment Ventures,
         Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's
         Current Report on Form 8-K dated November 19, 1996)

10.19** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form
         10-Q for the Quarter Ended September 30, 1995)


Exhibit No.                      Description
-----------                      -----------
10.20**  Employment Agreement dated as of January 19, 1995 by and between
         Broadway & Seymour, Inc. and David A. Finley (Incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the
         Year Ended December 31, 1995)

10.21** Retirement and Post-employment agreement as of July 15, 1996 by and between Broadway & Seymour, Inc. and William W. Neal, III (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Period Ended September 30, 1996)

10.22**  Termination Agreement dated as of March 1, 1996 by and between Broadway
         & Seymour, Inc. and David Durham (Incorporated by reference to Exhibit
         10.26 to the Registrant's Annual Report on Form 10-K for the Year Ended
         December 31, 1995)

11*      Computation of earnings per share

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

--------------------
 * Filed herewith.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit.