Form 10-Q
period 1997-06-30
BROADWAY & SEYMOUR INC
filed 1997-08-14
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark one)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to            .
                                        ----------    ----------

                         Commission file number 0-20034



                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      41-1522214
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

       128 SOUTH TRYON STREET
     CHARLOTTE, NORTH CAROLINA                                 28202
--------------------------------------------------------------------------------
  (Address of principal executive                           (Zip code)
              offices)

                                 (704) 372-4281
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

         As of July 31, 1997 9,166,784 shares of Common Stock, $.01 par value, were outstanding.


================================================================================

                            BROADWAY & SEYMOUR, INC.
                                TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheet -
              June 30, 1997 and December 31, 1996                     3

         Consolidated Statement of Operations -
              Three months and six months ended June 30, 1997
              and June 30, 1996                                       4

         Consolidated Statement of Cash Flows -
              Six months ended June 30, 1997 and
                June 30, 1996                                         5

         Notes to Consolidated Financial Statements                 6 - 8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations        9 - 14


PART II OTHER INFORMATION:

Exhibit Index                                                       15-17

Signature                                                            18





                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                        June 30,     December 31,
                                                                                          1997           1996
                                                                                        --------       --------

ASSETS
Current assets:
    Cash and cash equivalents                                                           $ 10,831       $ 15,010
    Receivables                                                                           24,734         25,706
    Inventories                                                                              503            890
    Deferred income taxes                                                                  3,855          4,417
    Other current assets                                                                     795          1,308
                                                                                        --------       --------
        Total current assets                                                              40,718         47,331
Property and equipment                                                                     5,975          6,291
Software costs                                                                             4,245          4,748
Intangible assets                                                                          6,705          7,346
Other assets                                                                                 711            758
                                                                                        --------       --------
                                                                                        $ 58,354       $ 66,474
                                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                                 $    342       $    473
    Accounts payable-trade                                                                 3,593          5,836
    Accrued compensation                                                                   2,674          2,779
    Estimated liabilities for contract losses                                              1,985          2,922
    Other accrued liabilities                                                              3,423          4,555
    Deferred revenue                                                                       7,108         12,476
    Income taxes payable                                                                   1,555          2,548
                                                                                        --------       --------
        Total current liabilities                                                         20,680         31,589
                                                                                        --------       --------
Long-term debt                                                                                24            138
                                                                                        --------       --------
Deferred income taxes                                                                      2,525          2,557
                                                                                        --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
      9,166,784 shares and 8,933,251 shares, for 1997 and 1996, respectively                  92             90
    Paid-in capital                                                                       37,944         36,276
    Accumulated deficit                                                                   (2,419)        (3,684)
                                                                                        --------       --------
                                                                                          35,617         32,682

    Less treasury stock, at cost, 38,552 shares                                             (492)          (492)
                                                                                        --------       --------
                                                                                          35,125         32,190
                                                                                        --------       --------
                                                                                        $ 58,354       $ 66,474
                                                                                        ========       ========


   The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                  Three months ended             Six months ended
                                                June 30,      June 30,        June 30,       June 30,
                                                  1997           1996           1997           1996
                                                --------       --------       --------       --------
Net revenue                                     $ 19,103       $ 23,624       $ 38,764       $ 48,357
                                                --------       --------       --------       --------

Operating expenses:
  Cost of revenue                                 12,340         18,905         25,862         36,967
  Research and development                         1,469          1,649          2,745          3,474
  Sales and marketing                              3,096          3,238          5,569          6,507
  General and administrative                       1,913          2,361          4,124          5,123
  Restructuring charge (credit)                     (150)          --             (579)          (205)
                                                --------       --------       --------       --------
        Total operating expenses                  18,668         26,153         37,721         51,866
                                                --------       --------       --------       --------
Operating income (loss)                              435         (2,529)         1,043         (3,509)
Gain on disposition of non-strategic units           896          8,273            986          8,273
Interest income                                      140             51            339             61
Interest expense                                     (10)          (129)           (25)          (314)
                                                --------       --------       --------       --------
Income before income taxes                         1,461          5,666          2,343          4,511
Provision for income taxes                           676          3,424          1,078          3,104
                                                --------       --------       --------       --------
Net income                                      $    785       $  2,242       $  1,265       $  1,407
                                                ========       ========       ========       ========

Weighted average common and common
   equivalent shares outstanding                   9,160          9,036          9,141          9,022

Income per common and common
   equivalent share                             $   0.09       $   0.25       $   0.14       $   0.16
                                                ========       ========       ========       ========



   The accompanying notes are an integral part of these financial statements.

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Six months ended
                                                                                  June 30,      June 30,
                                                                                   1997           1996
                                                                                 --------       --------
Cash flows from operating activities:
    Net income                                                                   $  1,265       $  1,407
    Adjustments to reconcile net income to net cash
      used by operating activities:
        Depreciation and amortization                                               2,945          5,152
        Deferred income taxes                                                         530            514
        Restructuring charge (credit)                                                (579)          (205)
        Gain on disposition of non-strategic units                                   (986)        (8,273)
        Loss on disposal of assets                                                     35
        Change in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                                           972            769
                Inventories                                                           387           (669)
                Other assets                                                          560
                Accounts payable - trade                                           (2,243)           183
                Accrued compensation                                                  120           (773)
                Estimated liabilities for contract losses                            (937)        (1,242)
                Other liabilities                                                    (600)        (5,162)
                Deferred revenue and customer deposits                             (4,473)        (1,736)
                Income taxes                                                         (993)         4,652
                                                                                 --------       --------
        Net cash used by operating activities                                      (3,997)        (5,383)
                                                                                 --------       --------
Cash flows from (used by) investing activities:
    Purchase of property and equipment                                             (1,198)        (1,791)
    Net proceeds from sale of property and equipment and other dispositions                       16,580
    Cash used for business acquisitions                                                             (864)
    Investment in software costs                                                     (174)          (643)
                                                                                 --------       --------
        Net cash from (used by) investing activities                               (1,372)        13,282
                                                                                 --------       --------
Cash flows from (used by) financing activities:
    Net borrowings under credit facility                                                          (5,217)
    Proceeds from issuance of notes                                                                  976
    Payments of notes payable and long-term debt                                     (245)        (2,602)
    Proceeds from issuance of common stock                                          1,435            620
                                                                                 --------       --------
        Net cash from (used by) financing activities                                1,190         (6,223)
                                                                                 --------       --------
Net increase (decrease) in cash and cash equivalents                               (4,179)         1,676
Cash and cash equivalents, beginning of period                                     15,010          2,053
                                                                                 --------       --------
Cash and cash equivalents, end of period                                         $ 10,831       $  3,729
                                                                                 ========       ========

                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements of Broadway & Seymour, Inc. (the "Company") include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1997 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 as reported by the Company in its Annual Report on Form 10-K.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS No. 128") that changes the method of calculating and reporting earnings per share. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 at that time, as early adoption is not permitted. The adoption of SFAS No. 128 is not expected to have a material impact on the earnings per share of the Company for the periods presented.

         Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS:

                  In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel"), excluding its interest in National Pension Alliance ("NPA"), pursuant to a Stock Purchase Agreement. The consideration paid to the Company at closing was approximately $13.5 million, with an additional $.5 million to be paid to the Company twenty-four months after closing, subject to certain holdback provisions for indemnification obligations. Also, the Company may be entitled to receive an earnout payment in 1998 of up to a maximum of $3.5 million based on Corbel's revenue in 1997.

         In May 1996, the Company sold substantially all of the assets, subject to certain related liabilities, of its Asset Management Services Group ("AMSG"), including the Company's wholly owned subsidiary BancCorp Systems, Inc., to Fidelity Investments Institutional Services Company, Inc. ("Fidelity"), pursuant to an Asset Purchase Agreement. The Company has received cash proceeds of $17.5 million, net of certain fees and expenses, for the net assets of AMSG and licensing of certain software. In accordance with the Asset Purchase Agreement, certain additional proceeds were scheduled to be paid to the Company over the twenty-four months following the closing, subject to certain holdback provisions for indemnification obligations. Effective June 30, 1997, the Company and Fidelity terminated these provisions, resulting in the release of the net remaining proceeds to the Company and termination of all future indemnity claims. The Company has recorded a receivable at June 30, 1997 for these net proceeds, which were paid in July. As a result of this settlement, the Company recognized an additional $.8 million gain on the disposition of non-strategic units in the quarter ended June 30, 1997.

NOTE 3 - RECEIVABLES:

         Receivables at June 30, 1997 and December 31, 1996 consisted of the following:


                                               June 30,          Dec. 31,
                                                 1997              1996
                                               --------          --------
                                                     (In thousands)
Trade                                          $ 22,201          $ 23,349
Unbilled                                          2,444             2,584
Other                                             1,158               665
                                               --------          --------
                                                 25,803            26,598
Less - Allowance for doubtful accounts           (1,069)             (892)
                                               --------          --------
                                               $ 24,734          $ 25,706
                                               ========          ========




NOTE 4 - SOFTWARE COSTS:

         The Company capitalizes a portion of its costs of developing software to be licensed, including costs of product enhancements which improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. During the three months ended June 30, 1997 and June 30, 1996, the Company incurred software development costs of approximately $2.9 million and $3.9 million, of which the Company capitalized approximately $.2 million and $.4 million, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years. Accumulated amortization was $7 million and $6.4 million at June 30, 1997 and December 31, 1996, respectively. Amortization expense was approximately $.7 million and $1.4 million for the six months ended June 30, 1997 and June 30, 1996, respectively.


NOTE 5 - RESTRUCTURING CHARGES:

         During the fourth quarter of 1995, the Company reserved approximately $1.5 million that consisted of approximately $1.0 million for the consolidation of certain facilities and approximately $.5 million for employee severance costs. In the first quarter of 1996 and the second quarter of 1997, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.2 million and $.1 million, respectively. During the year ended December 31, 1996 and the six months ended June 30, 1997 the Company utilized cash of approximately $.8 million and $.3 million, respectively, to satisfy obligations related to these reserves. As of June 30, 1997, the reserve balance was less than $.1 million, related to employee severance costs.

         During the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of its National Pension Alliance ("NPA") business including $1.3 million for customer refunds, $.8 million related to asset write-offs, and $.4 million related to employee severance costs. During the year ended 1996, $1.3 million, related principally to customer refunds and asset write-offs, had been charged against the reserve. In the six months ended June 30, 1997, the Company reduced its estimate of the remaining costs to complete the exit plan by $.4 million and charged $.4 million against the accrual, related principally to employee severance and customer refunds. As of June 30, 1997, the remaining reserve of $.4 million is related principally to employee severance costs and the disposal of fixed assets.

NOTE 6 -SUBSEQUENT EVENTS

         On July 24, 1997, the Company announced that it has entered into an agreement for the sale of its VisualImpact business to Unisys Corporation. Consummation of the transaction is subject to the completion of due diligence and other closing conditions.

         On July 23, 1997, the Company entered into a two-year, $15 million revolving credit facility with Fleet National Bank, as agent and a lender. Borrowings under the credit facility will bear interest at the adjusted LIBOR or prime rate (as defined by the loan agreement). The agreement also provides for a commitment fee payable at the end of each calendar quarter. The commitment fee is based on the average unused portion of the credit facility multiplied by a specified percentage, ranging from .25% to .50% per annum, depending on the amount outstanding under the credit facility. The Company may borrow up to a maximum of 80% of eligible accounts receivable. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants which require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things.

                            BROADWAY & SEYMOUR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Broadway & Seymour, Inc. (the "Company") is an industry-specialized software and services company providing integrated, information technology-enabled business solutions for the financial services and professional services markets. Its focused capabilities and people position the Company as a leading provider of rapidly implemented systems, technologies and processes to assist its customers in achieving success.

         In May 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its Asset Management Services Group ("AMSG"). For the quarter ended June 30, 1996, AMSG contributed revenue of $1.8 million and operating losses were $1.8 million. For the six months ended June 30, 1996, AMSG contributed revenue of $6.3 million and operating losses were $2.7 million. In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel"). For the quarter ended June 30, 1996, Corbel contributed revenue of $6.7 million and operating income of $2.3 million. For the six months ended June 30, 1996, Corbel contributed revenue of $10.8 million and operating income of $2.5 million. Also, revenue for the quarter and six months ended June 30, 1996 included $.2 million and $.5 million of revenue, respectively, related to services provided to the purchaser of the Company's wholly owned subsidiary, Liberty Software, Inc. ("Liberty"), which was sold in June 1995.

         In addition, in August 1996, the Company developed a plan to close its National Pension Alliance ("NPA") business. For the quarter ended June 30, 1996, NPA contributed revenue of $.2 million and operating losses of $.6 million. For the six months ended June 30, 1996, NPA contributed revenue of $.3 million and operating losses of $1.2 million. The operations of NPA ceased in the first quarter of 1997 and operating losses were $.4 million for that period.

         Certain statements in this Form 10-Q are "forward looking statements" under the federal securities laws that represent the Company's certain expectations or beliefs concerning future events. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates. Factors that could influence the matters discussed in such forward looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy.

QUARTER ENDED JUNE 30, 1997 COMPARED TO
         QUARTER ENDED JUNE 30, 1996

         The Company's results for the second quarter of 1997 reflect operating income of $.4 million compared with an operating loss of $2.5 million for the same period of 1996. Because of the significant impact of the transactions discussed above, a comparison of the consolidated historical results of operations for the quarter ending June 30, 1997 to the quarter ending June 30, 1996 may not be meaningful. The following table has been included to facilitate discussion and analysis of the results of operations of the Company's ongoing business. The Company's ongoing operations principally include its Customer and Financial Services Group, based in Charlotte, North Carolina and its subsidiary Elite Information Systems, Inc. ("Elite") with its principal offices in Los Angeles, California.

                                                              Three months ended
                                                             June 30,       June 30,
                                                               1997           1996
                                                             -------         -------
Net revenue from ongoing business                            $19,103         $14,786
Net revenue from Corbel, AMSG, Liberty, and NPA                 --             8,838
                                                             -------         -------
Consolidated net revenue                                     $19,103         $23,624
                                                             -------         -------

Cost of revenue from ongoing business                        $12,340         $12,369
Cost of revenue from Corbel, AMSG, Liberty, and NPA             --             6,536
                                                             -------         -------
Consolidated cost of revenue                                 $12,340         $18,905
                                                             -------         -------

         Net revenue from the Company's ongoing business increased 29% or $4.3 million to $19.1 million in the second quarter of 1997 from $14.8 million in the second quarter of 1996. Revenue from the Company's Customer and Financial Solutions Group increased $2.1 million in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This increase principally reflected continued growth in the Company's customer relationship management and call center solutions, including new engagements with leading financial institutions to license and integrate technology-enabled solutions that aid such institutions in responding to customer inquiries, managing customer accounts and cross-selling. In addition, in the second quarters of 1997 and 1996, the Customer and Financial Solutions Group recorded revenue from consulting and customization services of $2.0 million and $1.3 million, respectively, related to a significant contract with a single customer. Revenue from the Company's Elite subsidiary increased $2.2 million for the second quarter of 1997 compared to the second quarter of 1996. The increase in Elite revenue in 1997 is principally a result of work performed under new contracts to provide professional service firms with Elite's Windows-based time and billing systems. In addition, Elite's customer support revenue has continued to increase, reflecting an expanding customer base.

         Cost of revenue of the Company's ongoing business decreased to 65% of revenue (or $12.3 million) from 84% of revenue (or $12.4 million), for the second quarters of 1997 and 1996, respectively. The majority of costs of revenue are project personnel costs and contract labor expenses. The decrease in cost of revenue as a percentage of revenue for the period reflects solutions being sold with a higher proportion of license revenue, improved utilization of project resources and improved pricing on new engagements.

         Consolidated research and development expenses in the second quarter of 1997 and 1996 were net of $.1 million and $.5 million of capitalized software development costs, respectively. Including capitalized costs, research and development expenditures decreased to $1.6 million, or 8% of total revenue, in the second quarter of 1997 compared to $2.1 million, or 9% of total revenue, in the second quarter of 1996. This decrease in research and development expenditures is principally due to the sale of Corbel, which incurred
$.7 million of research and development costs in the quarter ended June 30, 1996. The Company is committed to maintaining its research and development efforts in order to provide sufficient development and enhancements to support existing and future software solutions.

         Consolidated sales and marketing expenses decreased to $3.1 million in the second quarter of 1997 from $3.2 million in the second quarter of 1996. The disposition of non-strategic business units resulted in a $1.1 million decrease in sales and marketing expenses. However, increases related to ongoing operations due to higher commissions and incentive awards for new business growth offset principally all of this decrease. The Company views its sales and marketing expenditures as an integral part of its business growth strategy. Accordingly, the Company currently expects that future expenditures for sales and marketing will focus on its customer relationship and professional service solutions.

         Consolidated general and administrative expenses decreased 19% to $1.9 million, or 10% of consolidated revenue, for the second quarter of 1997 from $2.4 million, or 10% of consolidated revenue, for the second quarter of 1996. This decrease is due principally to the disposition of non-strategic business units. The Company currently expects to maintain general and administrative expenditures consistent with the current level for the remainder of 1997, while continuing to provide sufficient support for the Company's direct business operations and corporate governance activities.

         During the fourth quarter of 1995, the Company reserved approximately $1.5 million for restructuring costs, which consisted of approximately $1.0 million for the consolidation of certain facilities and approximately $.5 million for employee severance costs. During the second quarters of 1997 and 1996, the Company utilized cash of approximately $.1 million and $.2 million, respectively, to satisfy obligations related to these reserves. In the second quarter of 1997, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.1 million. As of June 30, 1997, the reserve balance was less than $.1 million, related principally to employee severance costs.

         In the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of NPA, against which $1.3 million had been charged in 1996. In the second quarter of 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by less than $.1 million and charged $.3 million against the accrual related principally to employee severance. At June 30, 1997, the remaining accrual of $.4 million is relates principally to employee severance and other exit costs.

         Effective June 30, 1997, the Company and Fidelity terminated the indemnity and holdback provisions related to the sale of AMSG, resulting in the release of the net remaining sale proceeds to the Company and termination of all future indemnity claims. As a result of this transaction, the Company recognized an additional $.8 million gain on the disposition of non-strategic units in the quarter ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
         SIX MONTHS ENDED JUNE 30, 1996

         The Company's results reflect operating income of $1 million for the six months ended June 30, 1997 compared with a $3.5 million operating loss for the same period of 1996. Because of the significant impact of the transactions discussed above, a comparison of the consolidated historical results of operations for the first six months of 1997 to the same period in 1996 may not be meaningful. The following table has been included to facilitate discussion and analysis of the results of operations of the Company's ongoing business. The Company's ongoing operations principally include its Customer and Financial Services Group, based in Charlotte, North Carolina, and its subsidiary Elite Information Systems, Inc. ("Elite") with its principal offices in Los Angeles, California.

                                                               Six months ended
                                                             June 30,       June 30,
                                                               1997            1996
                                                             -------         -------
Net revenue from ongoing business                            $38,385         $30,496
Net revenue from Corbel, AMSG, Liberty, and NPA                  379          17,861
                                                             -------         -------
Consolidated net revenue                                     $38,764         $48,357
                                                             -------         -------

Cost of revenue from ongoing business                        $25,113         $22,803
Cost of revenue from Corbel, AMSG, Liberty, and NPA              749          14,164
                                                             -------         -------
Consolidated cost of revenue                                 $25,862         $36,967
                                                             -------         -------

         Net revenue from the Company's ongoing business increased $7.9 million, or 26%, to $38.4 million in the first six months of 1997 from $30.5 million for the first six months of 1996. Revenue from the Company's Elite subsidiary increased $5.2 million in the first six months of 1997. The increase in Elite's revenue in 1997 is principally due to work performed under new contracts to provide professional service firms with Elite's Windows-based time and billing systems. In addition, customer support revenue has continued to increase as Elite's customer base expands. Revenue from the Company's Customer and Financial Solutions Group increased $2.7 million in the six months ended June 30, 1997 compared to the same period last year. This increase principally reflected continued growth in the Company's customer relationship management and call center solutions. This growth reflects new engagements with leading financial institutions to license and integrate technology-enabled solutions that aid such institutions in responding to customer inquiries, managing customer accounts and cross-selling. In the six month periods ended June 30, 1997 and 1996, the Company recorded revenue from customization and consulting services of $5.1 million and $1.9 million, respectively, related to a significant contract with a single customer. These increases were partially offset by $4.0 million of software license revenue in the first six months of 1996 related to the same significant contract and against which the Company recorded substantially no expense.

         Cost of revenue from ongoing business decreased to 65% of revenue (or $25.1 million) from 75% of revenue (or $22.8 million) for the six months ended June 30, 1997 and 1996, respectively. The majority of costs of revenue are project personnel costs and contract labor. The decrease in cost of revenue as a percentage of revenue for the period reflects solutions being sold with a higher proportion of license revenue, improved utilization of project resources and improved pricing on new engagements.

         Consolidated research and development expenses for the six month period ended June 30, 1997 and 1996 were net of $.2 million and $.6 million of capitalized software development costs, respectively. Including capitalized costs, research and development expenditures decreased to $2.9 million, or 8% of total revenue, in the six months ended June 30, 1997 compared to $4.1 million, or 9% of total revenue, in the first six months of 1996. This decrease in research and development expenditures is principally due to the sale of Corbel, which incurred $1.3 million of research and development costs for the six months ended June 30, 1996. The Company is committed to maintaining its research and development efforts in order to provide sufficient development and enhancements to support existing and future software solutions.

         Consolidated sales and marketing expenses decreased $.9 million to $
5.6 million in the six month period ended June 30, 1997 from $6.5 million for the same period last year. This decrease is principally due to the disposition of non-strategic business units. Such units incurred sales and marketing expenses of $2.4 million in the first six months of 1996. However, increases related to ongoing operations due principally to higher commissions and incentive awards for new business growth offset $1.5 million of this decrease. The Company views its sales and marketing expenditures as an integral part of its business growth strategy. Accordingly, the Company currently expects that future expenditures for sales and marketing will focus on its customer relationship and professional service solutions.

         Consolidated general and administrative expenses decreased 19% to $4.1 million, or 11% of revenue, in the six month period ended June 30, 1997 from $5.1 million, or 11% of revenue, for the same period in 1996. This decrease is principally due to the disposition of non-strategic business units. General and administrative expenses attributable to such units were $.9 million for the six month period ended June 30, 1996. The Company currently expects to maintain general and administrative expenditures consistent with the current level for the remainder of 1997, while continuing to provide sufficient support for the Company's direct business operations and corporate governance activities.

         During the fourth quarter of 1995, the Company reserved approximately $1.5 million for restructuring costs, which consisted of approximately
$1.0 million for the consolidation of certain facilities and approximately
$.5 million for employee severance costs. During the six months ended June 30, 1996, the Company utilized cash of approximately $.6 million to satisfy obligations related to these reserves. In the six months ended June 30, 1997 and 1996, the Company revised its estimate of the remaining costs to complete the restructuring downward by $.1 million and $.2 million, respectively. As of June 30, 1997, the reserve balance was less than $.1 million, relates principally to employee severance costs.

         In the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of NPA, against which $1.3 million was charged in 1996. In the first quarter of 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by $.4 million. In the six months ended June 30, 1997 the Company charged $.4 million against the accrual, related principally to employee severance. At June 30, 1997, the remaining accrual of $.4 million is related principally to employee severance and other exit costs.

         Effective June 30, 1997, the Company and Fidelity terminated the indemnity and holdback provisions related to the sale of AMSG, resulting in the release of the net remaining sale proceeds to the Company and termination of all future indemnity claims. As a result of this transaction, the Company recognized an additional $.8 million gain on the disposition of non-strategic units in the quarter ended June 30, 1997.


INCOME TAXES

         The Company's provision for income taxes of 46% of income before taxes for the quarter and six months ended June 30, 1997, and 60% and 69% of income before taxes for the quarter and six months ended June 30, 1996, respectively, exceeds the tax expense at statutory rates due to the permanent differences of non-deductible goodwill amortization and state income taxes. The higher effective tax rates in 1996 were largely attributable to book and tax basis differences associated with the sale of AMSG in 1996. The Company believes that the effective tax rate in 1997 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization associated with the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had cash and cash equivalents of approximately $10.8 million and working capital of approximately $20 million.

         The Company utilized portions of the proceeds from the sales of Corbel and AMSG to fund working capital requirements, pay off certain debt and to pay certain expenses. The reduction in debt and investment of cash proceeds from the sales of Corbel and AMSG resulted in lower interest expense and higher interest income for the three month and six month periods ended June 30, 1997 as compared to the same periods of 1996. The remainder of the proceeds from these sales are invested in short-term discount notes.

         On July 23, 1997, the Company entered into a two-year, $15 million revolving credit facility with Fleet National Bank, as agent and a lender. Borrowings under the credit facility will bear interest at the adjusted LIBOR or prime rate (as defined by the loan agreement). The loan agreement also provides for a commitment fee payable at the end of each calendar quarter. The commitment fee is based on the average unused portion of the credit facility multiplied by a specified percentage, ranging from .25% to .50% per annum, depending on the amount outstanding under the credit facility. The Company may borrow up to a maximum of 80% of eligible accounts receivable. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants which require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. Based on current operating expectations, the Company does not anticipate drawing on the facility in the near term.

         Management believes that projected cash from operations and the issuance of stock pursuant to its employee stock purchase and stock option plans, cash and cash equivalents and availability under the credit facility will be sufficient to meet currently anticipated operating needs. Management currently has no specific plans with respect to acquisitions or investments in other businesses and is not actively seeking to acquire or invest in any business; however, the Company might consider prospects if they are complementary to its existing business. There can be no assurance, however, that the Company will successfully identify or complete any investment or acquisition.

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

4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

10.1 Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

10.2 Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.3 Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.4 Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.5 Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

10.6 Limited Partnership Agreement of National Pension Alliance dated April 8, 1994 by and among Corbel/NPA Inc., Stuart Hack Corp. and Michael E. Callahan, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.7 Stock Purchase Agreement dated January 10, 1994 by and among Broadway & Seymour, Inc., certain shareholders of Elite Data Processing, Inc. and Harvey Rich (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)

10.8 Stock Pledge Agreement dated as of February 1, 1994 by and among Broadway & Seymour, Inc., Alan Richeimer (a/k/a Alan Rich) and Harvey Rich and Eva Rich, as trustees of the Harvey and Eva Rich Family Trust created by that Trust Agreement dated September 19,1988 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 1, 1994)

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

10.19*+ Employment Agreement, dated as of May 29, 1997, by and between Broadway & Seymour, Inc. and Keith B. Hall

Exhibit No.                          Description
-----------                          -----------

10.20+ Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.21* Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., Pragmatix Telephony Solutions, Inc., and Fleet National Bank (as agent and lender) for $15,000,000 secured revolving credit loan dated as of July 23, 1997

10.22* Security Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997

10.23* Security Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997

10.24* Security Agreement by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997

10.25* Security Agreement by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997

10.26* Security Agreement by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997

10.27* Conditional Trademark Assignment by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997

10.28* Conditional Trademark Assignment by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997

10.29* Conditional Trademark Assignment by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997

10.30* Conditional Trademark Assignment by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997

10.31* Conditional Trademark Assignment by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997

10.32* Stock Pledge Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997

10.33* Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997

10.34* Letter dated June 30, 1997 regarding the disposition of the holdback and termination of the indemnification provisions contained in the Asset Purchase Agreement between Broadway & Seymour, Inc. and Fidelity Investments Institutional Services Company, Inc.

11*      Computation of earnings per share

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*  Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BROADWAY & SEYMOUR, INC.


Date:  August 13, 1997                   By: /s/ Keith B. Hall
       ---------------                       ------------------------------
                                         Keith B. Hall, Vice President and
                                         Chief Financial Officer