Form 10-Q
period 1997-09-30
BROADWAY & SEYMOUR INC
filed 1997-11-14
CIK 885533

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997


   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ______________.

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

         As of October 31, 1997 9,167,450 shares of Common Stock, $.01 par value, were outstanding.


================================================================================

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                            BROADWAY & SEYMOUR, INC.
                                TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheet -
              September 30, 1997 and December 31, 1996                 3

         Consolidated Statement of Operations -
              Three months and nine months ended September 30, 1997
              and September 30, 1996                                   4

         Consolidated Statement of Cash Flows -
              Nine months ended September 30, 1997 and
              September 30, 1996                                       5

         Notes to Consolidated Financial Statements                 6 -  8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         9 - 15


PART II OTHER INFORMATION:

Exhibit Index                                                      16 - 19

Signature                                                             20







                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                     Sept. 30,         Dec. 31,
                                                                                       1997              1996
                                                                                     --------          --------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 15,464          $ 15,010
    Receivables                                                                        20,807            25,706
    Inventories                                                                           544               890
    Deferred income taxes                                                               3,468             4,417
    Other current assets                                                                  732             1,308
                                                                                     --------          --------
        Total current assets                                                           41,015            47,331
Property and equipment                                                                  5,443             6,291
Software costs                                                                          3,972             4,748
Intangible assets                                                                       6,384             7,346
Other assets                                                                              596               758
                                                                                     --------          --------
                                                                                     $ 57,410          $ 66,474
                                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                              $    241          $    473
    Accounts payable-trade                                                              3,530             5,836
    Accrued compensation                                                                2,679             2,779
    Estimated liabilities for contract losses                                           1,407             2,922
    Other accrued liabilities                                                           3,994             4,555
    Deferred revenue                                                                    5,428            12,476
    Income taxes payable                                                                2,470             2,548
                                                                                     --------          --------
        Total current liabilities                                                      19,749            31,589
                                                                                     --------          --------
Long-term debt                                                                              0               138
                                                                                     --------          --------
Deferred income taxes                                                                   1,656             2,557
                                                                                     --------          --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
      9,167,450 shares and 9,046,982 shares, for 1997 and 1996, respectively               92                90
    Paid-in capital                                                                    37,951            36,276
    Accumulated deficit                                                                (1,546)           (3,684)
                                                                                     --------          --------
                                                                                       36,497            32,682

    Less treasury stock, at cost, 38,552 shares                                          (492)             (492)
                                                                                     --------          --------
                                                                                       36,005            32,190
                                                                                     --------          --------
                                                                                     $ 57,410          $ 66,474
                                                                                     ========          ========


   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended                    Nine months ended
                                                          Sept. 30,        Sept. 30,          Sept. 30,         Sept. 30,
                                                            1997              1996              1997              1996
                                                          --------          --------          --------          --------

Net revenue                                               $ 19,451          $ 19,479          $ 58,215          $ 67,836
                                                          --------          --------          --------          --------

Operating expenses:
  Cost of revenue                                           11,618            17,641            37,480            54,608
  Research and development                                   1,504             1,376             4,249             4,849
  Sales and marketing                                        3,193             2,514             8,762             9,022
  General and administrative                                 2,102             2,351             6,226             7,475
  Restructuring charge (credit)                               (127)            2,350              (706)            2,145
                                                          --------          --------          --------          --------
        Total operating expenses                            18,290            26,232            56,011            78,099
                                                          --------          --------          --------          --------
Operating income (loss)                                      1,161            (6,753)            2,204           (10,263)
Gain (loss) on disposition of non-strategic units              169              (430)            1,155             7,843
Interest income                                                286                57               625               117
Interest expense                                               (19)              (22)              (44)             (334)
                                                          --------          --------          --------          --------
Income before income taxes                                   1,597            (7,148)            3,940            (2,637)
Provision (benefit) for income taxes                           724            (2,343)            1,802               761
                                                          --------          --------          --------          --------
Net income (loss)                                         $    873          ($ 4,805)         $  2,138          ($ 3,398)
                                                          ========          ========          ========          ========

Weighted average common and common
   equivalent shares outstanding                             9,170             8,937             9,129             8,903

Income (loss) per common and common
   equivalent share                                       $   0.10          ($  0.54)         $   0.23          ($  0.38)
                                                          ========          ========          ========          ========




   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                    Sept. 30,         Sept. 30,
                                                                                      1997              1996
                                                                                    --------          --------
Cash flows from operating activities:
    Net income (loss)                                                               $  2,138          ($ 3,398)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation and amortization                                                  4,327             7,310
        Deferred income taxes                                                             48              (763)
        Restructuring charge (credit)                                                   (706)            2,145
        Gain on disposition of non-strategic units                                    (1,155)           (7,843)
        Loss on disposal of assets                                                        36                58
        Change in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                                            4,393             2,903
                Inventories                                                              346            (1,757)
                Other assets                                                             647               459
                Accounts payable - trade                                              (2,306)            1,141
                Accrued compensation                                                     144              (587)
                Estimated liabilities for contract losses                             (1,515)           (1,899)
                Other liabilities                                                       (852)           (4,742)
                Deferred revenue and customer deposits                                (5,840)           (1,838)
                Income taxes                                                             (78)            3,726
                                                                                    --------          --------
        Net cash used by operating activities                                           (373)           (5,085)
                                                                                    --------          --------
Cash flows from (used by) investing activities:
    Purchase of property and equipment                                                (1,742)           (2,538)
    Net proceeds from sale of property and equipment and other dispositions            1,736            16,476
    Cash used for business acquisitons                                                                    (864)
    Investment in software costs                                                        (239)           (1,110)
                                                                                    --------          --------
        Net cash from (used by) investing activities                                    (245)           11,964
                                                                                    --------          --------
Cash flows from (used by) financing activities:
    Net borrowings under credit facility                                                                (5,217)
    Proceeds from issuance of notes                                                                        864
    Payments of notes payable and long-term debt                                        (370)           (2,625)
    Proceeds from issuance of common stock                                             1,442               659
                                                                                    --------          --------
        Net cash from (used by) financing activities                                   1,072            (6,319)
                                                                                    --------          --------
Net increase in cash and cash equivalents                                                454               560
Cash and cash equivalents, beginning of period                                        15,010             2,053
                                                                                    --------          --------
Cash and cash equivalents, end of period                                            $ 15,464          $  2,613
                                                                                    ========          ========


   The accompanying notes are an integral part of these financial statements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements of Broadway & Seymour, Inc. (the "Company") include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1997 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") that establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 129, to the extent that it has not already done so, in the year end 1997 consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 "Reporting Comprehensive Income" ("SFAS No. 130") that changes the method of reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for periods beginning after December 31, 1997. The Company will adopt SFAS No. 130 beginning in the first quarter of 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131") that changes the way that public businesses report information about operating segments in annual financial statements and interim financial reports. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, SFAS No. 131 need not be applied to interim financial statements. The Company will adopt SFAS No. 131 beginning in its 1998 annual financial statements and evaluate what operating segments, if any, need to be disclosed at that time.

         Certain prior year amounts have been reclassified to conform with current year presentation.


NOTE 2 - SIGNIFICANT TRANSACTIONS:

         Effective September 1997, pursuant to an Asset Purchase Agreement, the Company sold substantially all of the assets, including proprietary rights, object code and source code, subject to certain related liabilities, related to its VisualImpact software product line to Unisys Corporation. The Company has received cash payments of approximately $3.1 million for the net assets sold and certain royalties and software licenses. In addition, the Company will receive

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


additional royalties based primarily on Unisys' end user revenue, determined quarterly through the fourth quarter of the year 2000.

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

         In August 1996, the Company developed a plan to close its NPA business. The Company reserved approximately $2.5 million related to the exit costs of NPA, including $1.3 million for customer refunds, $.8 million related to asset write-offs, and $.4 million related to employee severance costs. During the year ended December 31, 1996, $1.3 million, related principally to customer refunds and asset write-offs had been charged against the reserve. In the quarter and nine months ended September 30, 1997, the Company reduced its estimate of the remaining cost to complete the exit plan by $.1 million and $.5 million, respectively. In addition, the Company charged approximately $.3 million and $.7 million against the accrual during those same periods, relating principally to employee severance costs, asset write-offs and customer refunds.

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


NOTE 3 - RECEIVABLES:

         Receivables at September 30, 1997 and December 31, 1996 consisted of the following:

                                               Sept. 30,         Dec. 31,
                                                 1997              1996
                                               --------          --------
                                                    (In thousands)
Trade                                          $ 17,148          $ 23,349
Unbilled                                          4,425             2,584
Other                                               654               665
                                               --------          --------
                                                 22,227            26,598
Less - Allowance for doubtful accounts           (1,420)             (892)
                                               --------          --------
                                               $ 20,807          $ 25,706
                                               ========          ========


NOTE 4 - SOFTWARE COSTS:

         The Company capitalizes a portion of its costs of developing software to be licensed, including costs of product enhancements that improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. During the nine months ended September 30, 1997 and September 30, 1996, the Company incurred research and development costs of

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


approximately $4.5 million and $6.0 million, of which the Company capitalized approximately $.2 million and $1.1 million, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years. Accumulated amortization was $7.4 million and $6.4 million at September 30, 1997 and December 31, 1996, respectively. Amortization expense was approximately $1 million and $1.9 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


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

         This Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended, that represent the Company's expectations or beliefs concerning future events. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy. There can be no assurances that future results will be achieved and actual results could differ materially from forecasts and estimates.


SIGNIFICANT TRANSACTIONS - EFFECT ON OPERATIONS

         Effective September 1997, the Company sold substantially all of the assets, including proprietary rights, object code and source code, subject to certain related liabilities, related to its VisualImpact software product line to Unisys Corporation, resulting in a $.2 million gain for the period ending September 30, 1997. For the quarters ended September 30, 1997 and 1996, the VisualImpact product line contributed revenue of $1.5 million and $.4 million, respectively. Operating income was $.8 million in the third quarter of 1997 and there was an operating loss of $.4 million in the third quarter of 1996. For the nine-month periods ended September 30, 1997 and 1996, the VisualImpact product line contributed revenue of $2.8 million and $1.9 million, respectively. Operating income was $.2 million for the nine months ended September 30, 1997 and there was an operating loss of $.9 million for the same period in 1996. Approximately $1.3 million and $1.5 million of the revenue earned in the third quarter and nine months ending September 30, 1997, respectively, is attributed to licenses and royalties earned from Unisys, formerly the Company's exclusive remarketer for VisualImpact. In addition, the Company will receive additional royalties based primarily on Unisys' end user revenue, determined quarterly through the fourth quarter of the year 2000.

         In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel"). For the quarter ended September 30, 1996, Corbel contributed revenue of $4.4 million and operating losses of $.1 million. For the nine months ended September 30, 1996, Corbel contributed revenue of $15.2 million and operating income of $2.5 million.

         In August 1996, the Company developed a plan to close its National Pension Alliance ("NPA") business. For the quarter ended September 30, 1996, NPA contributed revenue of $.2 million and operating losses of $.6 million. For the nine months ended September 30, 1996, NPA contributed revenue of $.4 million and operating losses of $1.9 million. The operations of NPA ceased in the first quarter of 1997 and operating losses were $.4 million for that period.

         In May 1996, the Company sold substantially all the assets, subject to certain related liabilities, of its Asset Management Services Group ("AMSG"). For the quarter ended September 30, 1996, AMSG contributed revenue of $1.3 million and operating results were approximately breakeven. For the nine months ended September 30, 1996, AMSG contributed revenue of $7.4 million and operating losses were $2.8 million. In addition, in the period subsequent to the sale

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997

of AMSG, through September 1996, the Company recognized an additional $.8 million of revenue related to certain transition services provided to the buyer of AMSG.

          Also, for the nine months ended September 30, 1996, the Company recognized revenue of $.5 million related to services provided to the purchaser of the Company's wholly owned subsidiary, Liberty Software, Inc. ("Liberty"), which was sold in June 1995.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO
         QUARTER ENDED SEPTEMBER 30, 1996

         The Company's consolidated results for the third quarter of 1997 reflect revenue of $19.5 million and operating income of $1.2 million compared with revenue of $19.5 million and an operating loss of $6.8 million for the same period of 1996. Because of the significant impact of the transactions discussed above, a comparison of the consolidated historical results of operations for the quarter ended September 30, 1997 to the quarter ended September 30, 1996 may not be meaningful. The following table has been included to facilitate discussion and analysis of the results of operations of the Company's ongoing business. The Company's ongoing operations principally include its Customer and Financial Services Group, based in Charlotte, North Carolina, and its subsidiary Elite Information Systems, Inc. ("Elite") with its principal offices in Los Angeles, California.

                                                                            Three months ended
                                                                         Sept. 30,       Sept. 30,
                                                                           1997            1996
                                                                         -------         -------
Net revenue from ongoing business                                        $17,966         $12,682
Net revenue from disposed non-strategic units                              1,485           6,797
----------------------------------------------------------------         -------         -------
Consolidated net revenue                                                 $19,451         $19,479
----------------------------------------------------------------         -------         -------

Cost of revenue from ongoing business                                    $11,353         $12,293
Cost of revenue from disposed non-strategic units                            265           5,348
----------------------------------------------------------------         -------         -------
Consolidated cost of revenue                                             $11,618         $17,641
----------------------------------------------------------------         -------         -------

         Net revenue from the Company's ongoing business increased 42% or $5.3 million to $18.0 million in the third quarter of 1997 from $12.7 million in the third quarter of 1996. Revenue from the Company's Elite subsidiary increased $3.5 million for the third quarter of 1997 compared to the third quarter of 1996. The increase in Elite revenue in 1997 is principally a result of work performed under new contracts to provide professional service firms with Elite's Windows-based time tracking and billing systems. In addition, Elite's customer support and training revenue has continued to increase, reflecting an expanding customer base.

          Revenue from the Company's Customer and Financial Solutions Group increased $1.8 million in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase principally reflected continued growth in the Company's customer relationship management and call center solutions, including new engagements with leading financial institutions to license and integrate technology-enabled solutions that aid such institutions in responding to customer inquiries, managing customer accounts and cross-selling. In the third quarters of 1997 and 1996, the Customer and Financial Solutions Group recorded revenue of $1.3 million and $2.1 million, respectively, from consulting and customization services related to a significant contract with a single customer. In September 1997, the Company amended its contract with this customer, reducing the scope of work and the amount of revenue the Company will realize under the agreement going forward and eliminating certain exclusivity requirements with this customer. While it is expected there will be some ongoing services provided to this client, the majority of personnel previously assigned to work with this client are being trained in different technologies and have not yet been assigned to current customer work.

         Cost of revenue of the Company's ongoing business decreased to 63% of revenue in the third quarter of 1997 from 97% of revenue in the third quarter of 1996. The majority of costs of revenue are project personnel costs, contract labor expenses and costs of purchasing third party hardware and software products for resale to customers. The decrease in cost as a percentage of revenue is due, in part, to a $.7 million increase in margins contributed by third party components of certain contracts. In addition, the decrease in cost as a percentage of revenue reflects solutions being sold with a higher proportion of license revenue, improved utilization of project resources and improved pricing on new engagements.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


         In the third quarter of 1997 and 1996, capitalized software development costs were less than $.1 million and $.5 million, respectively. Including these capitalized costs, research and development expenditures decreased to $1.6 million, or 8.4% of consolidated revenue, in the third quarter of 1997 compared to $1.8 million, or 9.5% of consolidated revenue, in the third quarter of 1996. This decrease in research and development expenditures reflects the impact of the sale of Corbel, which incurred $.7 million of research and development costs in the quarter ended September 30, 1996. This decrease was offset, in part, by increases in research and development expenses related to the Company's Customer relationship management, call center and Elite products. The Company is committed to maintaining its research and development efforts in order to provide sufficient development and enhancements to support existing and future software solutions.

         Consolidated sales and marketing expenses increased to $3.2 million in the third quarter of 1997 from $2.5 million in the third quarter of 1996. The disposition of non-strategic business units resulted in a $.7 million decrease in sales and marketing expenses. However, increases of $1.4 million related to new business development efforts and higher commissions and incentive awards for new business growth have more than offset this decrease in the period. The Company views its sales and marketing expenditures as an integral part of its business growth strategy. Accordingly, the Company currently expects that future expenditures for sales and marketing will focus on its customer relationship and professional service solutions.

         Consolidated general and administrative expenses decreased to $2.1 million, or 10.8% of consolidated revenue, for the third quarter of 1997 from $2.4 million, or 12.1% of consolidated revenue, for the third quarter of 1996. This decrease is due principally to the disposition of non-strategic business units.

         In the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of NPA, against which $2.1 million had previously been charged. In the third quarter of 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by approximately $.1 million and charged $.3 million, related to asset write-offs and employee severance against the remaining accrual. As of September 30, 1997, the restructuring was completed and no accrual remained.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
         NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company's consolidated results reflect revenue of $58.2 million and operating income of $2.2 million for the nine months ended September 30, 1997 compared with revenue of $67.8 million and a $10.3 million operating loss for the same period of 1996. Because of the significant impact of the transactions discussed above, a comparison of the consolidated historical results of operations for the first nine months of 1997 to the same period in 1996 may not be meaningful. The following table has been included to facilitate discussion and analysis of the results of operations of the Company's ongoing business. The Company's ongoing operations principally include its Customer and Financial Services Group, based in Charlotte, North Carolina, and its subsidiary Elite Information Systems, Inc. ("Elite") with its principal offices in Los Angeles, California.

                                                                             Nine months ended
                                                                         Sept. 30,       Sept. 30,
                                                                           1997            1996
                                                                         -------         -------
Net revenue from ongoing business                                        $55,011         $41,654
Net revenue from disposed non-strategic units                              3,204          26,182
----------------------------------------------------------------         -------         -------
Consolidated net revenue                                                 $58,215         $67,836
----------------------------------------------------------------         -------         -------

Cost of revenue from ongoing business                                    $35,505         $33,806
Cost of revenue from disposed non-strategic units                          1,975          20,802
----------------------------------------------------------------         -------         -------
Consolidated cost of revenue                                             $37,480         $54,608
----------------------------------------------------------------         -------         -------

         Net revenue from the Company's ongoing business increased $13.4 million, or 32%, to $55 million in the first nine months of 1997 from $41.7 million for the first nine months of 1996. Revenue from the Company's Elite subsidiary increased $8.7 million in the first nine months of 1997. The increase in Elite's revenue in 1997 is principally due to work performed under new contracts to provide professional service firms with Elite's-Windows based time and billing systems. In addition, customer support revenue has continued to increase as Elite's customer base expands.

          Revenue from the Company's Customer and Financial Solutions Group increased $4. 7 million in the nine months ended September 30, 1997 compared to the same period last year. This increase principally reflected continued growth in the Company's customer relationship management and call center solutions. This growth reflects new engagements with leading financial institutions to license and integrate technology-enabled solutions that aid such institutions in responding to customer inquiries, managing customer accounts and cross-selling. In the nine-month periods ended September 30, 1997 and 1996, the Company recorded revenue from customization and consulting services of $6.4 million and $4.1 million, respectively, related to a significant contract with a single customer. These increases were partially offset by $4 million of software license revenue in the first nine months of 1996 related to the same significant contract and against which the Company recorded substantially no expense. In September 1997, the Company amended its contract with this customer, reducing the scope of work and the amount of revenue the Company will realize under the agreement going forward and eliminating certain exclusivity requirements with this customer. While there will be some ongoing services provided to this client, the majority of personnel previously assigned to work with this client are being trained in different technologies and have not yet been assigned to current customer work.

         Cost of revenue from ongoing business decreased to 65% of revenue (or $35.5 million) from 81% of revenue (or $33.8 million) for the nine months ended September 30, 1997 and 1996, respectively. The majority of costs of revenue are project personnel costs, contract labor expenses and costs of purchasing third party hardware and software products for resale to customers. The decrease in cost of revenue as a percentage of revenue is due, in part, to a $2.0 million increase in margins contributed by third party components of certain contracts.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


In addition, the decrease in cost of revenue as a percentage of revenue for the period reflects solutions being sold with a higher proportion of license revenue, improved utilization of project resources and improved pricing on new engagements.

         For the nine-months ended September 30, 1997 and 1996, capitalized software development costs were $.2 million and $1.1 million, respectively. Including capitalized costs, research and development expenditures decreased to $4.6 million, or 7.7% of consolidated revenue, in the nine months ended September 30, 1997 compared to $5.0 million, or 8.8% of consolidated revenue, in the first nine months of 1996. This decrease in research and development expenditures reflects the net impact of the sale of Corbel, which incurred $1.9 million of research and development costs for the nine months ended September 30, 1996. This decrease was offset, in part, by increases in research and development expenses related to the Company's Customer relationship management, call center and Elite products. The Company is committed to maintaining its research and development efforts in order to provide sufficient development and enhancements to support existing and future software solutions.

         Consolidated sales and marketing expenses decreased $.2 million to $8.8 million in the nine month period ended September 30, 1997 from $9 million for the same period last year. The disposition of non-strategic business units resulted in lower sales and marketing expenses of $3.0 million in the first nine months of 1997. However, increases of $2.8 million related to new business development efforts and higher commissions and incentive awards for new business growth have offset most of this decrease in the period. The Company views its sales and marketing expenditures as an integral part of its business growth strategy. Accordingly, the Company currently expects that future expenditures for sales and marketing will focus on its customer relationship and professional service solutions.

         Consolidated general and administrative expenses decreased 16.7% to $6.2 million, or 10.7% of revenue, in the nine month period ended September 30, 1997 from $7.5 million, or 11% of revenue, for the same period in 1996. This decrease is principally due to the disposition of non-strategic business units.

         In the third quarter of 1996, the Company reserved approximately $2.5 million related to the exit costs of NPA, against which $1.3 million was charged in 1996. In the nine months ending September 30, 1997, the Company reduced its estimate of the remaining costs to complete the exit plan of NPA by approximately $.5 million and charged $.7 million against the accrual, related principally to asset write-offs and employee severance. As of September 30, 1997, the restructuring was completed and no accrual remained.



INCOME TAXES

         The Company's provision for income taxes of approximately 46% for the quarter and nine months ended September 30, 1997, exceeds the tax expense at statutory rates due to the permanent differences of non-deductible goodwill amortization and state income taxes. The lower effective tax rates in 1996 reflect principally the fact that the Company was in a loss position and the effect of the differences between book and tax basis for the net assets sold as part of the AMSG transaction. The Company believes that the effective tax rate in 1997 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization associated with the Company's acquisitions.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of approximately $15.5 million and working capital of approximately $21.3 million.

         The Company utilized portions of the proceeds from the sales of non-strategic business units to fund working capital requirements, pay off certain debt and to pay certain expenses. The reduction in debt and investment of cash proceeds from the sales of Corbel and AMSG resulted in lower interest expense and higher interest income for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods of 1996. The remainder of the proceeds from these sales is invested in short-term discount notes.

          The Company has a two-year, $15 million revolving credit facility, against which it has made no borrowings. Based on current operating expectations, the Company does not anticipate drawing on the facility in the near term. The Company may borrow up to a maximum of 80% of eligible accounts receivable. As of October 31, 1997 the Company had $7.5 million available for borrowing under this agreement. Borrowings under the credit facility will bear interest at the adjusted LIBOR or prime rate (as defined by the loan agreement). The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants that require compliance with certain financial ratios and targets and restricts the incurrance of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things.

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

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


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

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997

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

         10.19** Employment Agreement, dated as of May 29, 1997, by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997

      Exhibit No.                         Description
      -----------                         -----------

         10.20** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.21 Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., Pragmatix Telephony Solutions, Inc., and Fleet National Bank (as agent and lender) for $15,000,000 secured revolving credit loan dated as of July 23, 1997. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.22 Security Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.23 Security Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.24 Security Agreement by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.25 Security Agreement by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.26 Security Agreement by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1997)

         10.27 Conditional Trademark Assignment by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.28 Conditional Trademark Assignment by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.29 Conditional Trademark Assignment by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.30 Conditional Trademark Assignment by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit
                  10.30 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997

      Exhibit No.                         Description
      -----------                         -----------

         10.31 Conditional Trademark Assignment by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.32 Stock Pledge Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.33 Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.34 Letter dated June 30, 1997 regarding the disposition of the holdback and termination of the indemnification provisions contained in the Asset Purchase Agreement between Broadway & Seymour, Inc. and Fidelity Investments Institutional Services Company, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.35* Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated as of July 24, 1997.

         10.36* Amendment to Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated September 17, 1997.

         11*      Computation of earnings per share

         27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

 *  Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Broadway & Seymour, Inc.
Form 10-Q for the Three Months Ended September 30, 1997


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BROADWAY & SEYMOUR, INC.


Date:  November 13, 1997               By: /s/ Keith B. Hall
       -----------------                   -----------------------------------
                                           Keith B. Hall, Vice President and
                                           Chief Financial Officer