Form 10-K
period 1997-12-31
BROADWAY & SEYMOUR INC
filed 1998-03-30
CIK 885533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1997


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ______ to ______.

                         Commission file number 0-20034


                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             41-1522214
            --------                                             ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

         128 SOUTH TRYON STREET
       CHARLOTTE, NORTH CAROLINA                                     28202
       -------------------------                                     -----
(Address of principal executive offices                           (Zip code)

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

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 computed by reference to the closing sale price on such date, was $71,521,828. As of the same date, 9,228,623 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report (the "Annual Report"), filed as an Exhibit hereto, and the Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A (no later than April 30, 1998) are incorporated herein by reference into Parts II and IV, and
Part III, respectively.

--------------------------------------------------------------------------------
                                TOTAL PAGES - 18

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Broadway & Seymour, Inc. (the "Company") is a software product and services company, providing integrated solutions to the financial services and legal and professional services markets.

         Broadway & Seymour, the Company's customer relationship management business, is based in Charlotte, North Carolina and provides product-based and services-based solutions that address the customer relationship management needs of the financial services industry and related markets. Broadway & Seymour's solutions for customer relationship management include the proprietary software products TouchPoint(TM), CRISP(TM) and BANCStar(R), which are often integrated and customized to provide a tailored business solution to banks and other financial institutions. Through its services-based solutions Broadway & Seymour provides consulting and custom systems integration and development services focused on customer relationship management.

         Elite Information Systems, Inc. ("Elite"), the Company's legal and professional services business, is based in Los Angeles, California and provides integrated time tracking, invoicing, general ledger and office automation software solutions and consulting services to the legal and professional services markets.

GENERAL DEVELOPMENT OF THE BUSINESS

         The Company was incorporated in 1985 in connection with the acquisition of Broadway & Seymour, Inc., a North Carolina corporation that had been doing business since 1981. The Company followed a strategy of growth through the acquisition of products and businesses through mid-1995. At the end of 1995, the Company changed its strategic direction to focus on achieving sustained performance of core operations and growth through internally developed product based solutions and selected services, rather than acquisitions. Operations were reorganized to integrate independent business units, and certain non-core business units were disposed of in 1995, 1996 and 1997 (see Management's Discussion and Analysis - Significant Transactions).


BUSINESS STRATEGY

         The Company's strategy is to develop and provide business solutions that address the customer relationship management and practice management needs of its targeted markets with a focus on the top financial institutions and legal and professional service firms.

         In the financial services industry, the Company is committed to the ongoing development and delivery of its customer relationship management software products: TouchPoint(TM), BANCStar(R) and CRISP(TM) (see "Software and Service Based Solutions" below). In addition, the Company intends to leverage its knowledge, software and services into other markets. The Company also plans to continue to provide consulting and systems integration and custom development services to large, market leading organizations that will offer opportunities for growth through value added relationships.

         In the legal and professional services industries, the Company will continue to develop and market its client/server Windows(TM) and Windows NT(TM) based accounting and information management products (see "Software and Service Based Solutions" below) to law firms in North America, Europe and the Pacific Rim. In addition, the Company will focus on expanding its presence in other segments of the professional services industry, including accounting, actuarial, public relations and consulting firms.

PRODUCT AND SERVICES BASED SOLUTIONS

         Software products mentioned in this document are for identification purposes only and may be trademarks of Broadway & Seymour, its subsidiaries or third parties.

         SOLUTIONS FOR THE FINANCIAL SERVICES MARKET

         TouchPoint(TM) is a proprietary software solution that is integrated with an institution's host hardware and software systems to retrieve customer data and present it through a variety of delivery channels, including call centers, offices and branches. TouchPoint can be modified to address an institution's specific requirements and the solution may involve integrated third party hardware and software developed and provided by other vendors. TouchPoint allows an institution to improve customer service by consolidating customer and account information from existing legacy systems and presenting it on a universal workstation to a customer service representative. The open client/server architecture also makes TouchPoint scaleable so that it can be implemented in single departments of the institution or enterprise-wide using a phased installation approach.

                  BANCStar(R) is a proprietary branch automation software product used to automate major banks and integrate branch networks. BANCStar supports teller, customer service, sales and loan calculation activities, as well as basic system functions such as providing branch statistics and storing and forwarding information to other computers. BANCStar Prism(TM) is an automated banking system that supports a graphical user interface, allowing for video and sound, dynamic data exchange and a multi-tasking environment to help streamline banking operations to the bank's other computers without interrupting workstation activity. Custom systems integration and development services, as well as third party hardware and software, may be provided as part of the BANCStar solution.

                  CRISP(TM) is a proprietary decision support software product that assists commercial bankers in the management of their relationships, products and employees. Fully graphical and intuitive, CRISP delivers comprehensive product and profitability analyses on a variety of bank or customer organizational levels. CRISP provides a single repository of on-line customer information from multiple other systems. Custom systems integration and development services, as well as third party hardware and software, may be provided as part of the CRISP solution.

                  Systems Integration, Consulting and Custom Development Services are provided as services-based solutions. These engagements typically involve the development of technology solutions for difficult business and technical problems and are often provided as part of a complex system that may include third party hardware and software products and training and documentation services. The Company may be retained to perform all aspects of a complex project or a discrete portion of a project.


         SOLUTIONS FOR THE LEGAL AND PROFESSIONAL SERVICES MARKETS

                  Elite Billing System is a comprehensive accounting and information management software product serving legal and professional service firms. The Elite Billing System responds to clients' billing requirements with on-line management information and processes.

                  Elite Financial Management System is a general ledger and accounts payable software product that supports multi-currency and simultaneous cash and accrual-based accounting as well as budgeting features.

                  Elite Case Management System is a case tracking software system and conflicts/related-party database. This system also includes calendar and docket functions, a case database, a related-party tracking system, on-line viewing of case information and personal calendars and a user-defined reporting system.

                  Elite Practice Development System is a comprehensive marketing and practice development tool that tracks relationships, manages mailings and monitors the effectiveness of client development efforts.

                  Elite Conflict of Interest Module is an integrated software tool for checking conflicts of interest, based on a full-text search engine.

                  Elite Records Management Module is a software tool for managing both internal and external records, with bar code support and integration with the Elite Conflict of Interest System.

                  Elite Professional's Desktop is a software tool that summarizes key information from all Elite applications in a simple and concise manner within a web-browser. By using built in HTML hyperlinks, a user can quickly move from application to application.

         Elite's solutions incorporate client server and open systems architecture within the Windows(TM) environment.


         SUPPORT SERVICES

         The Company views its customer support services as a significant part of its strategy to establish and maintain strong customer relationships. The Company offers system maintenance and support at fixed prices under renewable contracts as well as conversion and installation services as needed by its customers. The degree of maintenance service provided to customers differs depending on the system being supported. Generally, support contracts entitle users to telephone support and regular upgraded product releases. In addition, the Company offers certain training classes and multi-media based instruction to customers that aid in the implementation and effective use of the Company's solutions.


YEAR 2000 ISSUES

         From the early days of the software industry, many software applications have been designed to store only the last two digits of the four-digit year date, for example, "98" rather than "1998". These applications, and other applications which retrieve or process such data, then "assume" the first two digits of the year date to be "19". Applications designed in this manner may not be able to process dates with years following 1999; for example, "00" may be treated as 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations and system breakdowns. The Company has recognized this potential problem and has reviewed, and when necessary modified, its current software products so that they can process data relating to dates subsequent to December 31, 1999 ("Year 2000 compliance").

         Although the Company believes that its current versions of proprietary software products are Year 2000 compliant, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software systems as installed are integrated with its customers' software and hardware systems and other vendors' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The customers' systems and other vendors' systems with which the Company's systems interoperate may not be Year 2000 compliant. Generally, the operation of the Company's software in these environments or the failure of these systems to be compliant could impact the Year 2000 compliance of the Company's systems and the Company may incur costs in ascertaining the cause of the failure and modifying its software.

         In addition to its proprietary software products, the Company offers related software products developed and provided by other software vendors. The Company is seeking assurances from these vendors that such products are compliant. However, the risks of interoperability with other software products exist for these products as well. While in some cases the Company has Year 2000 compliance obligations to its customers for such third party products, the Company believes that the vendors of such products bear primary responsibility for such obligations.

         Many of the Company's customers presently use earlier versions of the Company's software products that are not Year 2000 compliant. These customers will need to upgrade to a Year 2000 compliant version of the Company's software or implement other alternatives to meet their business needs. The Company's customers may be entitled to receive such software upgrades as part of their regular maintenance contracts or may purchase such upgrades. However, customers may need to upgrade add-on third party products and their host software and hardware systems that share data with the Company's products in order to utilize the Company's software upgrades. Many clients, as part of their upgrade effort, may also need to modify previous customizations to the Company's software and third party software provided by the Company or others. The Company does not believe that it would have any contractual responsibility for upgrades of third party products, host system upgrades or modifications of custom software.

         The Company believes that Year 2000 compliance issues may affect the purchasing patterns of its customers and potential customers in a variety of ways. Many companies are expending significant amounts and rededicating personnel to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. It is possible that certain of the Company's customers are purchasing support contracts with the intent of discontinuing such support after January 1, 2000 when they have satisfied themselves that the supported product is Year 2000 compliant. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry.

         Conversely, Year 2000 compliance issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 compliance issues could cause a significant number of companies, including current Company customers, to reevaluate their current system needs and as a result to consider switching to other systems or suppliers.

         While management believes it is successfully addressing the Year 2000 compliance issue in its proprietary software products, upon which its results of operations are significantly dependent, any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. In addition, third party software and computer technology used internally, if not Year 2000 compliant, may materially impact the Company. The Company is reviewing what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to Year 2000 compliance problems that its service suppliers may have.

         The Company will continue to test current and new versions of its proprietary software, work with the vendors of third party software that it resells, update its inventory of potentially affected internal systems and communicate with vendors and customers regarding the Year 2000 compliance issue. The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined. Any costs of addressing Year 2000 compliance are being expensed as incurred.

EURO CURRENCY

         Beginning in January 1999, a new currency called the ECU or the "euro" is scheduled to be introduced in certain Economic and Monetary Union (the "EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. As a result, in less than one year, computer software used by many organizations headquartered or maintaining a subsidiary in an EMU country will need to be euro currency enabled, and in less than three years all organizations headquartered or maintaining a subsidiary in an EMU country are expected to need to be euro currency enabled.

          The transition to the euro currency will involve the handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency.

          The Company is monitoring the rules and regulations as they become known in order to make any changes to the software that the Company deems necessary to comply with such rules and regulations. Although the Company currently offers certain software products that are designed to be multi-currency enabled and the Company believes that it will be able to accommodate any required euro currency changes in its software products, there can be no assurance that once the final rules and regulations are completed that the Company's software will contain all of the necessary changes or meet all of the euro currency requirements.


RESEARCH AND DEVELOPMENT

         To meet the changing needs of the financial and professional services industries, the Company expends resources to continually develop and enhance its proprietary software products. The Company believes that ongoing commitment to research and development is important to the long-term success of the business.

         For the years ended December 31, 1997, 1996 and 1995, the Company's total research and development expenditures were $6.0 million, $7.4 million and $8.9 million, respectively.

         There are inherent risks in the development and introduction of a new product. For example, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effects on operating results of unanticipated complications in product introductions or transitions.


SALES AND MARKETING

         New customer contacts are generated by a variety of methods, including customer referrals, personal sales calls, attendance at trade shows and seminars, advertising in trade publications and direct mailings to targeted customers and telemarketing.

         The Company's sales personnel are given sales responsibility within their targeted customer markets. Additionally, senior management and technical subject matter experts within the Company are directly involved in obtaining and supporting relationships.

         The Company's business strategy also emphasizes sales to existing customers. Follow-on sales to existing customers include system upgrades, expansion of license rights, migration to new products and maintenance and support services.

CUSTOMERS

         Broadway & Seymour's customers include a broad variety of institutions and companies in the financial services industry, including some of the largest banks in the United States. In addition, the Company serves a client base of law firms and other professional service firms through its Elite operations. Elite's customers include over half of the 100 largest law firms in the United States and several large firms in the United Kingdom.

         The Company provides software solutions under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis.

         For 1997 and 1996, the Company had two customers that exceeded certain disclosure requirement thresholds and are therefore classified as significant customers. In 1997, Chase Manhattan Bank ("Chase") accounted for $10.3 million, or 13% of the Company's consolidated revenue. Also, in 1997 and 1996, First Data Corp. ("FDC") accounted for $8.0 million, or 10.1%, of consolidated revenue and $9.6 million, or 10.6%, of consolidated revenue, respectively.

         In September 1997, the Company amended its contract with FDC, substantially reducing the scope of work and the amount of future revenue and eliminating certain exclusivity restrictions on the Company. While the Company may provide some ongoing services to FDC, the remaining personnel previously assigned to work with this client have been reassigned to other projects.

GEOGRAPHIC INFORMATION

         The Company's revenue is principally generated in North America; however, for the years ending December 31, 1997, 1996, and 1995, revenue generated in Europe represented 9.4%, 5.0%, and 2.2% of consolidated revenue, respectively. The Company's assets are principally located in North America.

COMPETITION

         The Company's businesses are competitive. The Company is not aware of any one competitor that offers the same combination of services and products offered by the Company, but believes that a number of firms compete with the Company in all areas. In the markets in which it competes, the Company believes there are participants that have greater financial, technical and marketing resources. However, the Company believes that no one competitor is dominant in its markets.

         The Company competes for engagements with a variety of companies offering all or a portion of the services offered by the Company. Many large accounting and management consulting firms offer services that overlap with at least a portion of the Company's solutions and services, and computer hardware and software companies are increasingly becoming involved in similar services. The Company also competes with the internal operations of its customers. The Company believes that the competitive factors for these projects include reputation, capability and resources, technological expertise, knowledge of the industry, quality and reliability of service and price. The Company believes that it competes favorably on the basis of these factors. However, the increasingly competitive environment of the software industry may adversely affect the Company's future operating results and financial condition.

BACKLOG

         A significant portion of the Company's revenue is derived from work to be performed under long-term, cancelable contracts entered into in the ordinary course of business. These contracts often relate to ongoing projects with respect to which the continuation of work is at the option of the customer. Because a significant portion of the Company's agreements are cancelable, the Company does not believe that agreements for work outstanding at any specific time provide a meaningful indication of future revenue.

EMPLOYEES AND RECRUITMENT

         The Company believes that its future success will depend in part on its continued ability to hire and retain qualified employees. The Company believes its relations with employees are good. Competition for personnel in the Company's industry is intense. Although it actively recruits personnel and provides professional employees with career path opportunities, there can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future. The Company actively recruits at college campuses and also seeks employees with expertise and experience in its chosen markets.

         At February 28, 1998, the Company had approximately 450 full-time employees. None of the Company's employees is represented by a labor union.


COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

         The Company currently markets several proprietary software products. The Company attempts to protect its rights in its proprietary software by retaining the title to and copyright in the software and documentation and attempts to protect rights in all software it markets (including third-party software) by including appropriate contractual restrictions on use and disclosure in its licenses and by requiring its employees to execute non-disclosure agreements. However, the Company provides source code for some of its software products to users for their internal use in connection with the license of these products. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.

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


ITEM 2.  PROPERTIES

         The Company's principal offices are located at 128 South Tryon Street in Charlotte, North Carolina. The Company's lease of those premises (approximately 129,000 square feet) expires December 31, 2000, with two five-year renewal options thereafter. Elite maintains its offices (approximately 25,000 square feet) in Los Angeles, California under a lease that expires July 2008. The Company also leases additional facilities, as needed, principally as sales offices in other cities in North America and the United Kingdom. The Company believes that its facilities are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of business. The Company believes that the outcome of any such litigation would not have a material effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

MARKET FOR COMMON STOCK

         The information under the caption "Market for Common Stock" on page 11 of the Annual Report is incorporated herein by reference.


HOLDERS OF RECORD

         As of February 28, 1998, there were 136 holders of record of Common Stock.


DIVIDENDS

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

         The information under the caption "Selected Financial Data" on page 11 of the Annual Report is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 17 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements:

         The consolidated financial statements and related notes, together with the report thereon of Price Waterhouse LLP dated February 6, 1998 appearing on pages 18 through 31 of the Annual Report are incorporated herein by reference.

Financial Statement Schedules:

         Item 14 includes an index to the financial statement schedules.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Principal Stockholders" and "Election of Directors" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the captions "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

The following consolidated financial statements and related notes, including the report thereon of Price Waterhouse LLP dated February 6, 1998, appearing on pages 18 through 31 of the Annual Report, are incorporated herein by reference:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Stockholders' Equity
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

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

         3.2 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

        10.01** Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

        10.02** Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

        10.03** Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

        10.04** Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

        10.05** Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

        10.06 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

        10.07 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

        10.08 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Corbel & Co. (Incorporated by reference to
                  Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

      Exhibit No.                        Description
      -----------                        -----------

         10.09 Licenses and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and BancCorp Systems, Inc. (Incorporated by reference to
                  Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.10 Temporary Professional Services Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.11 Guaranty and Indemnity Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.12 Amendment No. 1 to the Guaranty and Indemnity Agreement, dated May 15, 1996 by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.5a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.13 Transition Services and Support Agreement, dated May 15, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Broadway & Seymour, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

         10.14 Stock Purchase Agreement, dated as of November 19, 1996, by and among Broadway & Seymour, Inc., Corbel & Co. and SunGard Investment Ventures, Inc. (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated November 19, 1996)

         10.15 Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated as of July 24, 1997. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

         10.16 Amendment to Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated September 17, 1997. (Incorporated by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

         10.17 Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., Pragmatix Telephony Solutions, Inc., and Fleet National Bank (as agent and lender) for $15,000,000 secured revolving credit loan dated as of July 23, 1997. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.18 Security Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.19 Security Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

      Exhibit No.                        Description
      -----------                        -----------

         10.20 Security Agreement by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.21 Security Agreement by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.22 Security Agreement by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1997)

         10.23 Conditional Trademark Assignment by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.24 Conditional Trademark Assignment by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.25 Conditional Trademark Assignment by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.26 Conditional Trademark Assignment by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit
                  10.30 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.27 Conditional Trademark Assignment by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.28 Stock Pledge Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.29 Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.30 Letter dated June 30, 1997 regarding the disposition of the holdback and termination of the indemnification provisions contained in the Asset Purchase Agreement between Broadway & Seymour, Inc. and Fidelity Investments Institutional Services Company, Inc. (Incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

      Exhibit No.                        Description
      -----------                        -----------

         10.31* First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997.

         10.32* Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998.

         10.33** Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         10.34** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         11*      Computation of earnings per share

         21*      Subsidiaries of the Registrant

         23*      Consent of Independent Accountants dated March 25, 1998

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

                                                 BROADWAY & SEYMOUR, INC.



Date:  March 25, 1998                            By: /s/ Keith B. Hall
                                                    -----------------
                                                    Keith B. Hall,
                                                    Vice President and Chief
                                                    Financial Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 25 day of March 1998.

              Signature                          Title
              ---------                          -----

/s/ Alan C. Stanford
-----------------------------
Alan C. Stanford                          Chairman, President, Chief Executive
                                          Officer and Director


/s/ William G. Seymour
-----------------------------
William G. Seymour                        Vice Chairman and Director


/s/ David A. Finley
-----------------------------
David A. Finley                           Director


/s/ Roger Noall
-----------------------------
Roger Noall                               Director


/s/ George L. McTavish
-----------------------------
George L. McTavish                        Director


/s/ Steven S. Elbaum
-----------------------------
Steven S. Elbaum                          Director


/s/ Robert J. Kelly
-----------------------------
Robert J. Kelly                           Director

ITEM 14a(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

                            Broadway & Seymour, Inc.
          Schedule II - Valuation and Qualifying Accounts and Reserves
              For the Years Ended December 31, 1997, 1996, and 1995


                                                                Additions/
                                                 Balance at    (reductions)                                 Balance at
                                                 beginning      charged to                                     end
                                                 of period       expense      Deductions      Other         of period
                                                 ----------    ------------   ----------      -----         ----------
Allowance for doubtful accounts (shown
  as a deduction from receivables)
     December 31, 1997                             $ 892         $ 1,046        $ 1,016       $  -            $ 922
     December 31, 1996                               941           1,076          1,125          -              892
     December 31, 1995                               563             632            323         69 (1)          941

Reserve against long-term assets (shown
  as a deduction from other assets)
     December 31, 1997                             $   -         $     -        $     -       $  -            $   -
     December 31, 1996                               250               -            250          -                -
     December 31, 1995                               123             127              -          -              250


(1) Relates to balance at date of acquisition of acquired companies

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENTS SCHEDULE



To the Board of Directors and Stockholders of Broadway & Seymour, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 1998 appearing on page 31 of the Company's Annual Report (which is incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Charlotte, North Carolina
February 6, 1998