Form 10-K/A
period 1997-12-31
BROADWAY & SEYMOUR INC
filed 1998-04-22
CIK 885533

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark one)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

The Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A (no later than April 30, 1998) are incorporated herein by reference into Parts II and IV, and Part III, respectively, of the Registrant's 1997 Annual Report on Form 10-K.

--------------------------------------------------------------------------------
                                TOTAL PAGES - 7

Amendment No. 1

     Portions of the Registrant's 1997 Annual Report to shareholders, filed as
     Exhibit 13 hereto, have been amended to correct typographical errors effecting the presentation of amounts on the Consolidated Balance Sheet as of December 31, 1997 and the Consolidated Statement of Cash Flows for the period then ended.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BROADWAY & SEYMOUR, INC.


Date: April 20, 1998                    By: /s/ Keith B. Hall
                                            ----------------------------------
                                            Keith B. Hall, Vice President and
                                            Chief Financial Officer

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

      Exhibit No.                        Description
      -----------                        -----------

         10.31 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.32 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997).

         10.33** Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         10.34** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         11 Computation of earnings per share (Incorporated by reference to Exhibit 11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         13*      Portions of the 1997 Annual Report to Shareholders

         21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         23 Consent of Independent Accountants dated March 25, 1998 (Incorporated by reference to Exhibit 23 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed (Incorporated by reference to Exhibit 27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

*   Filed herewith.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit.