Form 10-Q
period 1998-03-31
BROADWAY & SEYMOUR INC
filed 1998-05-15
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from      to     .
                                                      ----    ----

                         Commission file number 0-20034

                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             41-1522214
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     128 SOUTH TRYON STREET
   CHARLOTTE, NORTH CAROLINA                                         28202
(Address of principal executive                                   (Zip code)
            offices)
                                 (704) 372-4281
              (Registrant's telephone number, including area code)


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

         As of April 30, 1998 9,228,623 shares of Common Stock, $.01 par value, were outstanding.

================================================================================

                            BROADWAY & SEYMOUR, INC.
                                TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Statement of Operations -
              Three months ended March 31, 1998
              and March 31, 1997                                         3

         Consolidated Balance Sheet -
              March 31, 1998 and December 31, 1997                       4

         Consolidated Statement of Cash Flows -
              Three months ended March 31, 1998 and
              March 31, 1997                                             5

         Notes to Consolidated Financial Statements                     6-7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8-11


PART II OTHER INFORMATION:

Exhibit Index                                                          12-15

Signature                                                               16



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

                          ----------------------------

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                           Three months ended
                                                         Mar. 31,       Mar. 31,
                                                           1998            1997
                                                         --------       --------
Net revenue                                              $ 17,840       $ 19,661
                                                         --------       --------

Operating expenses:
  Cost of revenue                                          13,299         13,140
  Research and development                                  1,530          1,276
  Sales and marketing                                       2,468          2,445
  General and administrative                                2,398          2,621
  Restructuring and impairment                                              (429)
                                                         --------       --------
       Total operating expenses                            19,695         19,053
                                                         --------       --------
Operating income (loss)                                    (1,855)           608
Gain on disposition of non-strategic business units         1,607             91
Interest income                                               272            198
Interest expense                                              (23)           (15)
                                                         --------       --------
Income before income taxes                                      1            882
Income tax (provision)                                       --             (402)
                                                         --------       --------
Net income                                               $      1       $    480
                                                         ========       ========

Net income per share:
    - Basic                                              $   0.00       $   0.05
    - Diluted                                            $   0.00       $   0.05


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            BROADWAY & SEYMOUR, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)

                                                                             Mar. 31,      Dec. 31,
                                                                               1998          1997
                                                                            ----------     --------
                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $ 20,229       $ 17,965
    Receivables                                                               23,846         29,372
    Inventories                                                                  588            828
    Deferred income taxes                                                      3,234          2,945
    Other current assets                                                       1,753          1,300
                                                                            --------       --------
        Total current assets                                                  49,650         52,410
Property and equipment                                                         5,087          5,154
Software costs                                                                 3,569          3,630
Intangible assets                                                              5,743          6,064
Other assets                                                                      74             85
                                                                            --------       --------
                                                                            $ 64,123       $ 67,343
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt                     $     65       $    138
    Accounts payable-trade                                                     4,497          6,325
    Accrued compensation                                                       1,291          2,295
    Estimated liabilities for contract losses                                  1,093          1,162
    Other accrued liabilities                                                  3,304          3,807
    Deferred revenue                                                          12,462         11,732
    Income taxes payable                                                       1,614          2,379
                                                                            --------       --------
        Total current liabilities                                             24,326         27,838
                                                                            --------       --------
Deferred income taxes                                                          1,593          1,435
                                                                            --------       --------
Other liabilities                                                                830            697
                                                                            --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
      9,228,623 shares for 1998 and 1997                                          92             92
    Paid-in capital                                                           38,518         38,518
    Less treasury stock, at cost, 38,552 shares                                 (492)          (492)
    Accumulated deficit                                                         (744)          (745)
                                                                            --------       --------

                                                                              37,374         37,373
                                                                            --------       --------
                                                                            $ 64,123       $ 67,343
                                                                            ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            BROADWAY & SEYMOUR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Three months ended
                                                          Mar. 31,     Mar. 31,
                                                           1998          1997
                                                          --------     --------
Cash flows from operating activities:
  Net income                                              $     1      $   480
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                           1,330        1,368
    Deferred income taxes                                    (132)         353
    Restructuring charge (credit)                              --         (429)
    Gain on disposition of non-strategic business units    (1,607)         (91)
    Loss on disposal of assets                                  1           33
    Changes in assets and liabilities excluding effects
     of disposition of non-strategic business units
      Receivables                                           7,477          569
      Inventories                                             240          139
      Other assets                                           (442)         571
      Accounts payable - trade                             (1,829)        (707)
      Accrued compensation                                   (870)        (215)
      Estimated liabilities for contract losses               (69)        (514)
      Other liabilities                                      (827)          16
      Deferred revenue and customer deposits                  731       (3,471)
      Income taxes                                           (765)      (1,208)
                                                          -------      -------
    Net cash provided (used) by operating activities        3,239       (3,106)
                                                          -------      -------

Cash flows used by investing activities:
  Purchase of property and equipment                         (621)        (548)
  Investment in software costs                               (281)         (80)
                                                          -------      -------
    Net cash used by investing activities                    (902)        (628)
                                                          -------      -------

Cash flows from (used by) financing activities:
  Payments of notes payable and long-term debt                (73)        (122)
  Proceeds from issuance of common stock                       --          560
                                                          -------      -------
    Net cash from (used by) financing activities              (73)         438
                                                          -------      -------

Net increase (decrease) in cash and cash equivalents        2,264       (3,296)
Cash and cash equivalents, beginning of period             17,965       15,010
                                                          -------      -------
Cash and cash equivalents, end of period                  $20,229      $11,714
                                                          =======      =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                            BROADWAY & SEYMOUR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

         The consolidated financial statements of Broadway & Seymour, Inc. (the "Company") include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1998 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 as reported by the Company in its Annual Report on Form 10-K.

         Certain prior year amounts have been reclassified to conform with current year presentation.




NOTE 2 - DISPOSITIONS OF NON-STRATEGIC BUSINESS UNITS:

         In September 1997, the Company sold substantially all of the assets, including proprietary rights, object code and source code, subject to certain related liabilities, related to its VisualImpact software product line. At closing, the Company received approximately $3.1 million for the net assets sold and as payment for certain royalties and software license fees. In addition, the Company may be entitled to receive additional royalties based primarily on the business' end user revenue, determined quarterly through the fourth quarter of the year 2000.

         In November 1996, the Company sold all of the issued and outstanding capital stock of its wholly owned subsidiary, Corbel & Co. ("Corbel"), excluding its interest in National Pension Alliance ("NPA"), pursuant to a Stock Purchase Agreement. At closing, the consideration paid to the Company was approximately $13.5 million. The Company may also be entitled to receive an additional $.5 million of consideration subject to certain holdback provisions for indemnification obligations. In addition, the Stock Purchase Agreement provided for an earnout payment to be paid to the Company based on Corbel's revenue in 1997. For the period ending March 31, 1998, the Company recorded a gain of $1.6 million from earnout payments, net of certain fees and expenses and provisions for indemnification obligations.

NOTE 3 - RECEIVABLES:

         Receivables at March 31, 1998 and December 31, 1997 consisted of the following:


                                            Mar. 31,       Dec. 31,
                                              1998           1997
                                                (In thousands)
Trade                                       $ 17,317       $ 24,302
Unbilled                                       4,031          4,631
Other                                          3,420          1,361
                                            --------       --------
                                              24,768         30,294
Less - Allowance for doubtful accounts          (922)          (922)
                                            --------       --------
                                            $ 23,846       $ 29,372
                                            ========       ========

NOTE 4 - SOFTWARE COSTS:

         The Company capitalizes a portion of its costs of developing software to be licensed, including costs of product enhancements that improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. During the three months ended March 31, 1998 and March 31, 1997, the Company incurred research and development costs of approximately $1.8 million and $1.4 million, of which the Company capitalized approximately $.3 million and $.1 million, respectively. Software costs in the accompanying balance sheet also include the cost of purchased software. Software costs are generally amortized over the estimated economic lives of the products, up to a maximum of six years. Accumulated amortization was $8 million and $7.7 million at March 31, 1998 and December 31, 1997, respectively. Amortization expense was approximately $.3 million and $.4 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

                            BROADWAY & SEYMOUR, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Broadway & Seymour, Inc. (the "Company"), headquartered in Charlotte, North Carolina, is an information technology company that provides integrated solutions to financial and professional services markets.

         Broadway & Seymour, the Company's financial services business provides customer relationship management solutions and custom systems integration services to financial institutions. Broadway & Seymour's solutions for customer relationship management include the proprietary software products TouchPoint(TM), CRISP(TM) and BANCStar(R), which are often integrated and customized to provide a tailored business solution to banks and other financial institutions.

         Elite Information Systems, Inc. ("Elite"), the Company's legal and professional services business provides integrated time tracking, invoicing, general ledger and office automation software solutions and consulting services to the legal and professional services markets.

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially.

FIRST QUARTER OF 1998 COMPARED TO
         FIRST QUARTER OF 1997


RESULTS OF OPERATIONS:

         The Company's consolidated net revenue decreased $1.8 million, or 9%, to $17.8 million in the first quarter of 1998 from $19.7 million in the first quarter of 1997.


                             Three months ended
                               (in thousands)
                           Mar. 31,     Mar. 31,
REVENUE                     1998         1997
---------------------     --------     --------

Broadway & Seymour        $ 9,497      $10,093
Elite                       8,193        8,612
Other revenue                 150          956
                          --------     --------
Consolidated revenue      $17,840      $19,661
                          ========     ========

          Revenue from Broadway & Seymour, the Company's Charlotte-based customer relationship management business, decreased a net $.6 million (or 6%) for the first quarter of 1998 compared to the first quarter of 1997. Revenue from its solutions (TouchPoint, BANCStar and Crisp) increased a net of $2.2 million (or 41%) over the first quarter of 1997, principally reflecting pass-through sales of additional third party hardware and software components to existing clients. In addition, the results for the first quarter of 1998, compared to the same period of 1997, include several new engagements to provide solutions to leading financial institutions. However, these increases were more than offset by a $2.8 million decrease in its custom development and integration services, principally a $1.9 million decrease in revenue from a single customer, First Data Corp. ("FDC"). During the first quarter of 1998, Broadway & Seymour amended its agreement with FDC and terminated its remaining obligations to provide certain services to FDC. This amendment also reduced and accelerated all remaining guaranteed payments due from FDC, resulting in $1.4 million of revenue in the first quarter of 1998 with substantially no associated expense.

         Revenue from the Elite legal and professional services business decreased $.4 million (or 5%) in the first quarter of 1998 compared to the same period in 1997, principally due to a decrease in the third party hardware content of the ongoing projects in the first quarter of 1998 compared to the same period in 1997. The amount of revenue generated from sales of third party components from ongoing projects is subject to significant fluctuation from period-to-period due to the unique needs and contractual arrangements with each customer.

         An additional $.8 million decrease in revenue compared to the same period in 1997 relates to certain non-strategic business units sold in prior periods.

         In addition to FDC noted above, Chase Manhattan Bank accounted for $3.9 million (or 22%) and $1.1 million (or 5.5%) of the Company's consolidated revenue for the quarters ended March 31, 1998 and 1997, respectively, and therefore exceeds the disclosure requirement thresholds for a significant customer. The business and organizational characteristics of the Company's customer base may vary significantly from period to period and may cause fluctuations in the size and timing of revenue. If the Company is unable to continue to generate significant new engagements, or if there is any delay or cancellation of existing engagements in a particular period, the Company's financial condition, liquidity and results of operations could be materially adversely affected.

         Consolidated gross margins decreased to 25.5% (or $4.5 million) in the first quarter of 1998 from 33.2% (or $6.5 million) in the first quarter of 1997. The majority of costs of revenue are direct project expenses such as personnel costs, contract labor and the costs of third party products for resale to customers. Personnel costs are principally based on expectations for future revenue and are relatively fixed in the short-term. Accordingly, the decrease in revenue noted above had a direct impact on gross margin in the first quarter of 1998.

         Consolidated research and development expenses increased $.3 million (or 20%) in the first quarter of 1998 to 9% of revenue compared to 7% of revenue in the first quarter of 1997. These expenses are net of capitalized software development costs which were $.3 million and $.1 million, in the first quarter of 1998 and 1997, respectively. Increases in research and development expenses relate to the ongoing development of and enhancements to the Company's customer relationship management and Elite products. The Company is committed to maintaining its research and development efforts in order to provide sufficient development and enhancements to support existing and future software solutions.

         Consolidated sales and marketing expenses remained consistent at approximately $2.5 million from the first quarter of 1997 to the first quarter of 1998 while increasing as a percentage of revenue from 12% to 14% for the same periods. The Company views its sales and marketing expenditures as an integral part of its business growth strategy and as such it has increased its efforts to develop new business. The Company has implemented a solutions selling group, added sales and relationship managers, and taken a more focused approach to alliances. The Company currently anticipates that it will continue to increase future sales and marketing expenditures as a result of adding sales personnel and marketing efforts to target new markets and expand into new delivery channels.

         Consolidated general and administrative expenses have remained consistent at 13% of revenue for the first quarters of 1998 and 1997, although decreasing $.2 million in the first quarter of 1998 compared to 1997 principally as a result of lower personnel costs, resulting from attrition, and cost control measures.

         Results for the first quarter of 1998 include a one-time pre-tax gain of $1.6 million resulting from an earn out related to the 1996 disposition of its wholly owned subsidiary Corbel & Co. In the first quarter of 1997, the Company revised its estimate of the remaining costs to complete the exit plan of its National Pension Alliance downward by $.4 million.

YEAR 2000 ISSUES:

         Reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 for a more complete discussion of this issue as it relates to the Company.

         Throughout the software industry, many software applications "assume" the first two digits of the year date to be "19". Applications designed in this manner may not be able to process dates with years following 1999; for example, "00" may be treated as 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations and system breakdowns. The Company has recognized this potential problem and has reviewed, and when necessary modified, its current software products so that they can process data relating to dates subsequent to December 31, 1999 ("Year 2000 compliance").

         Although the Company believes that its current versions of proprietary software products are Year 2000 compliant, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software systems as installed are integrated with its customers' software and hardware systems and other vendors' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The customers' systems and other vendors' systems with which the Company's systems interoperate may not be Year 2000 compliant. Generally, the operation of the Company's software in these environments or the failure of these systems to be compliant could impact the Year 2000 compliance of the Company's systems and the Company may incur costs in ascertaining the cause of the failure and modifying its software. The Company also believes that many companies are expending significant amounts of time and dollars on Year 2000 compliance issues and that the purchasing patterns of such customers or potential customers may be significantly impacted.

         While management believes it is successfully addressing the Year 2000 compliance issue in its proprietary software products, upon which its results of operations are significantly dependent, any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. In addition, third party software and computer technology used internally, if not Year 2000 compliant may materially impact the Company. The Company is reviewing what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to Year 2000 compliance problems that its service suppliers may have.

         The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined. Any costs of addressing Year 2000 compliance are being expensed as incurred.

INCOME TAXES:

         The Company's provision for income taxes of 41% and 46% of pre-tax income for the periods ended March 31, 1998 and 1997, respectively, exceeds the tax expense at statutory rates principally due to the permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes. The Company believes that the effective tax rate throughout 1998 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization associated with the Company's acquisitions and stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES:

         At March 31, 1998, the Company had cash and cash equivalents of approximately $20.2 million and working capital of approximately $25.3 million. The Company also has a two-year, $15 million revolving credit facility, against which it has made no borrowings. The Company may borrow up to a maximum of 80% of eligible accounts receivable. As of April 30, 1998, the Company had $10.2 million available for borrowing under this agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants that require compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of April 30, 1998, the Company was in compliance with such covenants, as amended.

         If the Company is unable to continue to generate significant new engagements, or if there is any delay or cancellation of existing engagements, there could be a material reduction in the Company's liquidity, including decreases in cash from operations, use of cash on hand and borrowings under the credit facility. However, management currently believes that cash and cash equivalents, cash from operations, the issuance of stock pursuant to its employee stock purchase and stock option plans, and availability under its credit facility will be sufficient to meet currently anticipated operating needs.

(a)(3)   EXHIBITS:

      Exhibit No.                      Description
      -----------                      -----------

  3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., dated June 16, 1992 (Incorporated by reference to
                  Exhibit 3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

  3.2 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

  4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

  4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

  4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

  10.01+ Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

  10.02+ Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

  10.03+ Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

  10.04+ Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

  10.05+ Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

  10.06 Asset Purchase Agreement, dated as of April 10,1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

  10.07 Amendment No. 1 to Asset Purchase Agreement dated May 15, 1996 by and between Fidelity Investments Institutional Services Company Inc. and Broadway & Seymour, Inc., BancCorp Systems, Inc., Heebink Group, Inc., and National Systems Group, Inc. (Incorporated by reference to Exhibit 2.1a to the Registrant's Current Report on Form 8-K dated May 15, 1996)

  10.08 Quantech License and Services Agreement, dated April 10, 1996, by and between Fidelity Investments Institutional Services Company, Inc. and Corbel & Co. (Incorporated by reference to
                  Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 15, 1996)

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

      Exhibit No.                      Description
      -----------                      -----------

  10.31 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

  10.32 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

  10.33* Third Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated May 6, 1998

  10.34+ Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

  10.35*+ Amendment No. 1 to Employment Agreement for Keith B. Hall dated February 19, 1998

  10.36+ Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995

  10.37*+ Amendment No. 1 to Employment Agreement for Alan C. Stanford dated February 19, 1998

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

                                          BROADWAY & SEYMOUR, INC.


Date:  May 13, 1998                       By: /s/ Keith B. Hall
       ------------                           ---------------------------------
                                              Keith B. Hall, Vice President and
                                                  Chief Financial Officer