Form 10-K/A
period 1997-12-31
BROADWAY & SEYMOUR INC
filed 1998-06-22
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-K/A
                                 Amendment No. 2

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from            to            .
                                                 ----------    ----------

                         Commission file number 0-20034

                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                          41-1522214
--------------------------------------------------------------------------------
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                           Identification No.)

       128 South Tryon Street
     Charlotte, North Carolina                                     28202
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 computed by reference to the closing sale price on such date, was $71,521,828.25. As of the same date, 9,228,623 shares of Common Stock, $.01 par value, were outstanding.



--------------------------------------------------------------------------------

                                 Total pages - 7

Amendment 2

Effective December 31, 1997, the Registrant adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) which changed the method of calculating and reporting earnings per share. As a result of the adoption of SFAS No. 128, the earnings per share as presented on the Registrant's Financial Data Schedule for the period ended September 30, 1997, filed as Exhibit 27 hereto, has been restated. All other periods for which a Financial Data Schedule had been filed were unaffected by the adoption of SFAS No. 128.

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

     Exhibit No.                      Description
     -----------                      -----------

         10.31 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         10.32 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 on the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1997).

         10.33** Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         10.34** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         11 Computation of earnings per share (Incorporated by reference to Exhibit 11 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 on the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

         23 Consent of Independent Accountants dated March 25, 1998 (Incorporated by reference to Exhibit 23 on the Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1997).

         27* Restated Financial Data Schedule for the period ended September 30, 1997, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

*   Filed herewith.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BROADWAY & SEYMOUR, INC.



   Date:  June 19, 1998                By: Keith B. Hall
                                           ----------------------------------
                                           Keith B. Hall, Vice President and
                                           Chief Financial Officer