Form 10-Q
period 1998-06-30
BROADWAY & SEYMOUR INC
filed 1998-08-12
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

   (Mark one)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

           As of July 31, 1998 there were 9,228,623 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                            Broadway & Seymour, Inc.
                                Table of Contents

                                                                         Page
                                                                        Number
Part I Financial Information:                                           ------

Item 1.  Financial Statements

           Consolidated Balance Sheet -
                June 30, 1998 and December 31, 1997                       3

           Consolidated Statement of Operations -
                Three months and six months ended June 30, 1998
                and June 30, 1997                                         4

           Consolidated Statement of Cash Flows -
                Six months ended June 30, 1998 and
                June 30, 1997                                             5

           Notes to Consolidated Financial Statements                   6 - 7

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8 - 12


Part II Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders           12 - 13

Item 6.  Exhibits and Reports on Form 8-K                              14 - 16

Signature                                                                17



                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

PART I - Financial Information
Item 1. Financial Statements.



                            Broadway & Seymour, Inc.
                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)


                                                                             June 30,      December 31,
                                                                               1998           1997
                                                                            -----------    ------------
                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                               $ 20,946       $ 17,965
    Receivables                                                               20,998         29,372
    Deferred income taxes                                                      4,329          2,945
    Other current assets                                                       1,825          2,128
                                                                            --------       --------
        Total current assets                                                  48,098         52,410
Property and equipment                                                         5,864          5,154
Software costs                                                                 3,528          3,630
Intangible assets                                                              5,423          6,064
Other assets                                                                      65             85
                                                                            --------       --------
                                                                            $ 62,978       $ 67,343
                                                                            ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                                           $      8       $    138
    Accounts payable-trade                                                     3,627          6,325
    Accrued compensation                                                       1,730          2,295
    Estimated liabilities for contract losses                                    946          1,162
    Other accrued liabilities                                                  4,049          3,807
    Deferred revenue                                                          14,156         11,732
    Income taxes payable                                                       1,513          2,379
                                                                            --------       --------
        Total current liabilities                                             26,029         27,838
                                                                            --------       --------
Deferred income taxes                                                          1,280          1,435
                                                                            --------       --------
Other liabilities                                                                961            697
                                                                            --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
      9,228,623 and 9,228,623 shares, for 1998 and 1997, respectively             92             92
    Paid-in capital                                                           38,518         38,518
Treasury stock, at cost, 38,552 shares                                          (492)          (492)
Accumulated deficit                                                           (3,410)          (745)
                                                                            --------       --------
        Total stockholders' equity                                            34,708         37,373
                                                                            --------       --------

                                                                            $ 62,978       $ 67,343
                                                                            ========       ========


   The accompanying notes are an integral part of these financial statements.

                            Broadway & Seymour, Inc.
                      Consolidated Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three months ended              Six months ended
                                                 June 30,       June 30,       June 30,        June 30,
                                                   1998           1997           1998            1997
                                                ------------   --------       --------       ----------
Net revenue                                     $ 15,345       $ 19,103       $ 33,185       $ 38,764
                                                --------       --------       --------       --------

Operating expenses:
  Cost of revenue                                 11,880         12,156         25,179         25,295
  Research and development                         1,679          1,469          3,209          2,745
  Sales and marketing                              3,062          2,816          5,530          5,262
  General and administrative                       3,037          2,377          5,435          4,998
  Restructuring charge (credit)                                    (150)                         (579)
                                                --------       --------       --------       --------
        Total operating expenses                  19,658         18,668         39,353         37,721
                                                --------       --------       --------       --------
Operating income (loss)                           (4,313)           435         (6,168)         1,043
Gain on disposition of non-strategic units                          896          1,607            986
Interest income                                      247            140            519            339
Interest expense                                     (12)           (10)           (35)           (25)
                                                --------       --------       --------       --------
Income (loss) before income taxes                 (4,078)         1,461         (4,077)         2,343
Provision (benefit) for income taxes              (1,412)           676         (1,412)         1,078
                                                --------       --------       --------       --------
Net income (loss)                               ($ 2,666)      $    785       ($ 2,665)      $  1,265
                                                ========       ========       ========       ========

Net income (loss) per share:
   - Basic                                      ($  0.29)      $   0.09       ($  0.29)      $   0.14
                                                ========       ========       ========       ========
   - Diluted                                    ($  0.29)      $   0.09       ($  0.29)      $   0.14
                                                ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                            Broadway & Seymour, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                    June 30,        June 30,
                                                                      1998            1997
                                                                   ---------      ----------
Cash flows from operating activities:
    Net income (loss)                                              ($ 2,665)      $  1,265
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                 2,665          2,945
        Deferred income taxes                                        (1,539)           530
        Restructuring charge (credit)                                                 (579)
        Gain on disposition of non-strategic units                   (1,607)          (986)
        Loss on disposal of assets                                       11             35
        Change in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                          10,326            972
                Other current assets                                    322            947
                Accounts payable - trade                             (2,698)        (2,243)
                Accrued compensation                                   (299)           120
                Estimated liabilities for contract losses              (122)          (937)
                Other accrued liabilities                              (153)          (600)
                Deferred revenue                                      2,425         (4,473)
                Income taxes payable                                   (866)          (993)
                                                                   --------       --------
        Net cash provided (used) by operating activities              5,800         (3,997)
                                                                   --------       --------
Cash flows used by investing activities:
    Purchase of property and equipment                               (2,105)        (1,198)
    Investment in software costs                                       (584)          (174)
                                                                   --------       --------
        Net cash used by investing activities                        (2,689)        (1,372)
                                                                   --------       --------
Cash flows provided (used) by financing activities:
    Payments of notes payable                                          (130)          (245)
    Proceeds from issuance of common stock                                           1,435
                                                                   --------       --------
        Net cash provided (used) by financing activities               (130)         1,190
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                  2,981         (4,179)
Cash and cash equivalents, beginning of period                       17,965         15,010
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 20,946       $ 10,831
                                                                   ========       ========


   The accompanying notes are an integral part of these financial statements.

                            Broadway & Seymour, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Basis of Presentation:

           The consolidated financial statements of Broadway & Seymour, Inc. (the "Company") include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1998 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 - Accounting Policies:

           Effective January 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations.

           On June 16, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 on or before the effective date; however, it is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.


NOTE 3 - Receivables:

           Receivables at June 30, 1998 and December 31, 1997 consisted of the following:

                                             June 30,       Dec. 31,
                                               1998           1997
                                            --------       --------
                                                  (In thousands)
Trade                                       $ 18,306       $ 24,302
Unbilled                                       2,529          4,631
Other                                          1,269          1,361
                                            --------       --------
                                              22,104         30,294
Less - Allowance for doubtful accounts        (1,106)          (922)
                                            --------       --------
                                            $ 20,998       $ 29,372
                                            ========       ========

                                       6

NOTE 4 - Software Costs:

           The Company capitalizes a portion of its software development costs, including costs for product enhancements that improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. The Company capitalized software development costs of approximately $.3 million and $ .1 million, during the three months ended June 30, 1998 and 1997, respectively, and capitalized $.6 million and $.2 million, for the six months ended June 30, 1998 and 1997, respectively.
Software development costs are generally amortized over the estimated economic life of the software product, up to a maximum of six years. Accumulated amortization was $8.3 million and $7.7 million at June 30, 1998 and December 31, 1997, respectively. Amortization expense was approximately $.3 million for both the three month periods ended June 30, 1998 and 1997 and $.6 million and $.7 million, respectively, for the six-month periods then ended.


NOTE 5 - Risks and Uncertainties:

           From time to time, the Company is involved in litigation incidental to its business, including litigation regarding royalty obligations, contract performance and personnel matters. Based on the current status of these matters and provisions made by the Company, it is the opinion of management that no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition if decided adversely to the Company.


NOTE 6 - Subsequent Events:

           Subsequent to the end of the quarter, the Company's Board of Directors authorized the repurchase of up to 1.0 million of its common shares from time to time in open market or privately negotiated transactions.

           Additionally, in July the Company's management communicated a plan to reduce staffing levels at its Charlotte-based headquarters and operations. As a result, the Company expects to incur a one-time pre-tax charge of $.6 million to $.7 million during the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           Broadway & Seymour, Inc. ("the Company") is a software product and services company, providing integrated solutions to the financial and legal and professional services markets. The Company's customer relationship management
(CRM) business, located in Charlotte, North Carolina offers software products and services, including TouchPoint(TM), CRISP(TM) and BANCStar(R), for banks and other financial institutions. The Company also operates Elite Information Systems, Inc. ("Elite"), a wholly owned subsidiary located in Los Angeles, California. Elite offers integrated time tracking, invoicing, general ledger accounting software and other office management software products to the legal and professional services markets.

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


Quarter Ended June 30, 1998 Compared to
           Quarter Ended June 30, 1997


           The Company's results for the second quarter of 1998 reflect a decrease in consolidated revenue of $3.8 million or 19.7% when compared to the same period of 1997. The Company also reported consolidated operating losses of $4.3 million in the second quarter of 1998, compared to operating income of $.4 million for the same period of 1997.

                            Three Months Ended
                              (in thousands)
                          June 30,     June 30,
Revenue                     1998         1997
-----------------------   -------      -------
Elite                     $10,850      $ 8,762
Broadway & Seymour          4,495        9,581
Other revenue                              760
                          -------      -------
Consolidated revenue      $15,345      $19,103
                          =======      =======

         Revenue from the Company's Elite legal and professional services business increased $2.1 million (or 23.8%) in the second quarter of 1998 compared to the same period in 1997, due principally to an increase in new engagements. Elite's product suite was upgraded in 1996 and 1997 to allow it to work with new database platforms while providing an intuitive graphical user interface for the workstation. These Windows(TM) based products are gaining increased market acceptance. In addition the Year 2000 issue has focused an increasing number of professional service firms on replacing their existing system by the end of 1999. Customer support revenue has also increased, reflecting Elite's expanding customer base.

           Revenue from Broadway & Seymour, the Company's CRM business, decreased $5.1 million (or 53.1%) in the second quarter of 1998 compared to the same period of 1997. This decrease reflects a $2.8 million decline in custom development and integration services and a $2.3 million decline in proprietary CRM software solutions revenue. The decrease in custom services is principally due to a $1.8 million decrease in revenue from a single customer who terminated its services contract with the Company during the first quarter of 1998. CRM software solutions revenue decreased due to fewer billable hours with existing customers, reflecting completion of certain contracts with those customers as well as lower revenue per hour realized on certain fixed price contracts due to extended installation efforts. The Company's ability to obtain sufficient new CRM business to offset these declines has been impacted by consolidations in the financial services industry, customer and industry concerns and spending on the Year 2000 issue and a lengthy sales cycle for a relatively new product. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements in a particular period, the Company's financial condition, results of operations and, eventually, its liquidity could be materially adversely affected. To address these declines in CRM revenue, the Company currently plans to add several new sales professionals, implement a solutions selling program and change its marketing plan to focus on new business origination in both service-based and product-based CRM engagements.

           Other revenue in 1997 of $.8 million related to certain non-strategic business units that were sold.

           Consolidated cost of revenue decreased to $11.9 million in the second quarter of 1998 from $12.2 million in the same period of 1997. The majority of costs of revenue are project expenses such as personnel costs, contract labor and costs of third party products for resale to customers. Personnel costs are principally based on expectations for certain levels of revenue and are relatively fixed in the short-term. As such, the consolidated gross margin decreased to 22.6% in the second quarter of 1998, compared to 36.4% for the same period of 1997, principally reflecting the decline in revenue at the Company's CRM operations. In addition, because the Company's CRM solution TouchPoint is relatively early in its lifecycle, certain software installations did not progress as efficiently as anticipated and in some cases the Company has retained employees at customer sites longer than anticipated, thereby incurring more costs.

           Consolidated research and development expenses increased $.2 million, principally related to ongoing efforts to develop and enhance the Company's Elite and CRM products. Significant research and development efforts at Elite include work on the next version of the Elite system, Elite Enterprise, a 32-bit application. CRM research and development efforts include work on the next releases of TouchPoint and new functionality, including a JAVA-based bank teller application. The Company has recently hired a senior product manager and is committed to maintaining its research and development efforts so it can to continue to provide marketable software solutions as the needs of its customer base and target markets change, as well as to provide enhancements to existing software solutions.

           Consolidated sales and marketing expenses increased $.2 million in the second quarter of 1998 compared to the same period of 1997. The increase is principally due to approximately $.5 million in higher commissions and incentives at Elite related to increases in sales and new contracts. This increase was offset by $.1 million less in relocation, contract labor and travel expenses at Elite as well as $.2 million less at the Company's CRM operations which had incurred more expenses in the prior year related to the start-up of a new division. Currently, the Company anticipates that sales and marketing levels will continue to increase, reflecting current efforts to recruit and hire additional sales and relationship managers to focus on CRM markets as well as several experienced leaders that will focus on selling services-based engagements.

            Consolidated general and administrative expenses increased $.7 million in the second quarter of 1998 compared to the same period of 1997. The increase is due in part to higher levels of external legal fees and increased litigation reserves because these matters have advanced to more costly stages in the litigation process or have been settled at amounts in excess of original estimates. Based on the current status of these matters and provisions made by the Company, it is the opinion of management that no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition if decided adversely against the Company. In addition, the Company incurred increased legal and consulting fees in connection with certain corporate transactions that were not consummated. Currently, the Company anticipates that external legal fees will continue to be incurred at the same rate or higher than the prior year.

           Additional general and administrative expense increases resulted from higher rent and other occupancy costs related to the relocation of Elite's operations to a new office building. Revenue growth at Elite also contributed to additional support expenses. The Company also incurred bank fees in 1998 related to its line of credit which was obtained in the third quarter of 1997 and also experienced a higher level of 401k contribution matching expense in 1998 due to higher levels of participation by the Company's employees.

Income Taxes:

           The Company's income tax benefit of $1.4 million (or 34.6% of losses before taxes) for the quarter ended June 30, 1998 is a direct result of pre-tax losses, offset in part by permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes. The income tax provision of $.7 million (or 46.3% of income before taxes) for the quarter ended June 30, 1997 exceeds the tax expense at statutory rates principally due to the permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes.




Six Months Ended June 30, 1998 Compared to
           Six Months Ended June 30, 1997

           The Company's results for the six months ended June 30, 1998 reflect a decrease in consolidated revenue of $5.6 million or 14.4% when compared to the same period of 1997. The Company also reported consolidated operating losses of $6.2 million for the six months ended June 30, 1998, compared to operating income of $1.0 million for the same period of 1997.


                             Six Months Ended
                              (in thousands)
                          June 30,     June 30,
Revenue                     1998         1997
---------------------     -------      -------
Elite                     $19,043      $17,374
Broadway & Seymour         13,992       19,671
Other revenue                 150        1,719
                          -------      -------
Consolidated revenue      $33,185      $38,764
                          =======      =======


           Revenue from the Company's Elite legal and professional services business increased $1.7 million (or 9.6%) in the six months ended June 30, 1998 compared to the same period in 1997, principally due to an increase in new engagements. Elite's product suite was upgraded in 1996 and 1997 to allow it to work with new database platforms while providing an intuitive graphical user interface for the workstation. These Windows(TM) based products are gaining increased market acceptance. In addition the Year 2000 issue has focused an increasing number of professional service firms on replacing their existing systems by the end of 1999. Customer support revenue has also increased, reflecting Elite's expanding customer base.

           Revenue from Broadway & Seymour, the Company's CRM business, decreased $5.7 million (or 28.9%) in the first six months of 1998 compared to the same period of 1997. This decrease principally reflects a $5.6 million decline in custom development and integration services revenue, of which $3.7 million was due to a single customer which terminated its services contract with the Company during the first quarter of 1998. The remainder of the decrease in custom service revenue is due to a decline in volume when compared to the prior year. The Company's ability to obtain sufficient new CRM business to offset these declines has been impacted by consolidations in the financial services industry, customer and industry concerns and spending on the Year 2000 issue and a lengthy sales cycle for a relatively new product. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements in a particular period, the Company's financial condition, results of operations and, eventually, its liquidity could be materially adversely affected. To address these declines in CRM revenue, the Company currently plans to add several new sales professionals, implement a solutions selling program and change its marketing plan to focus on new business origination in both service-based and product-based CRM engagements.

           Other revenue of $1.7 million in 1997 related to certain non-strategic business units that were sold. The other revenue of $.2 million in 1998 related to ongoing royalties from one of these business units.

           Consolidated cost of revenue remained relatively consistent at just above $25 million in the first six months of 1998 compared to the same period of 1997. The majority of costs of revenue are project expenses such as personnel costs, contract labor and costs of third party products for resale to customers. Personnel costs are principally based on expectations for certain levels of revenue and are relatively fixed in the short-term. As such, consolidated gross margins decreased to 24.1% for the six months ended June 30, 1998, compared to 34.7% for the same period of 1997, reflecting the decline in revenue at the Company's CRM operations. In addition, because the Company's CRM solution TouchPoint is relatively early in its lifecycle, certain software installations did not progress as efficiently as anticipated and in some cases the Company has retained employees at customer sites longer than anticipated, thereby incurring more costs.

           Consolidated research and development expenses increased $.5 million for the six months ended June 30, 1998 compared to the same period of 1997, principally related to ongoing efforts to develop and enhance the Company's Elite and CRM products. Significant research and development efforts at Elite include work on the next version of the Elite system, Elite Enterprise, a 32-bit application. CRM research and development efforts include work on the next releases of TouchPoint and new functionality, including a JAVA-based bank teller application. The Company is committed to maintaining its research and development efforts so it can continue to provide marketable software solutions as the needs of its customer base and target markets change, as well as to provide enhancements to existing software solutions.

           Consolidated sales and marketing expenses increased $.3 million for the six months ended June 30, 1998 compared to the same period of 1997. The increase is principally due to approximately $.8 million in higher commissions at Elite related to the increases in sales and new contracts. Offsetting this increase was a $.5 million decrease in CRM related salaries and commissions due to fewer sales personnel and lower sales volume. The prior year also included expenses related to the start-up of a new division. Currently, the Company anticipates that sales and marketing levels will continue to increase, reflecting current efforts to recruit and hire additional sales and relationship managers to focus on CRM markets as well as several experienced leaders that will focus on selling services-based engagements.

            Consolidated general and administrative expenses increased $.4 million for the six months ended June 30, 1998 compared to the same period of 1997. The increase is due in part to higher levels of external legal fees and increased litigation reserves because these matters have advanced to more costly stages in the litigation process or have been settled at amounts in excess of original estimates. Based on the current status of these matters and provisions made by the Company, it is the opinion of management that no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition if decided adversely against the Company. In addition, the Company incurred increased legal and consulting fees in connection with certain corporate transactions that were not consummated. Currently, the Company anticipates that external legal fees will continue to be incurred at the same rate or higher than the prior year.

           Additional general and administrative expense increases resulted from higher rent and other occupancy costs related to the relocation of Elite's operations to a new office building. Revenue growth at Elite also contributed to additional support expenses. In addition, in the six months ended June 30, 1998, the Company incurred bank fees related to its line of credit which was obtained in the third quarter of 1997 and also experienced a higher level of 401k contribution matching expense in 1998 due to higher levels of participation by the Company's employees. Offsetting these increases to a degree were lower general and administrative payroll expenses at the Company's headquarters in Charlotte, reflecting lower headcount during the first six months of 1998 compared to 1997.

Income Taxes:

           The Company's income tax benefit of $1.4 million (or 34.6% of losses before taxes) for the six-month period ended June 30, 1998 is a direct result of pre-tax losses, offset in part by permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes. The income tax provision of $1.1 million (or 46% of income before taxes) for the six months ended June 30, 1997 exceeds the tax expense at statutory rates principally due to the permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes.

Year 2000 Issues:

           Reference is made to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 for a more complete discussion of this issue as it relates to the Company.

           The Company has recognized what is commonly known as the Year 2000 issue and has reviewed, and when necessary modified, its current software products so that they can process data relating to dates subsequent to December 31, 1999 ("Year 2000 compliance") without adversely affecting performance or functionality. In addition, third party software and computer technology used internally, if not Year 2000 compliant may materially impact the Company. The Company is reviewing what actions will be required to make all software systems used internally Year 2000 compliant as well as to mitigate its vulnerability to Year 2000 compliance problems that its service suppliers may have.

           Although the Company believes that its current versions of proprietary software products are Year 2000 compliant, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software systems as installed are integrated with its customers' data and software and hardware systems and other vendors' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The customers' systems and other vendors' systems with which the Company's systems interoperate may not be Year 2000 compliant. Generally, the operation of the Company's software in these environments or the failure of these systems to be compliant could impact the Year 2000 compliance of the Company's systems and the Company may incur costs in ascertaining the cause of such a failure.

           While management believes it is successfully addressing the Year 2000 compliance issue in its proprietary software products, upon which its results of operations are significantly dependent, any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company believes that many of its customers and prospects are expending significant amounts of time and dollars on Year 2000 compliance issues and that the purchasing patterns of such customers or potential customers may be significantly impacted.

           The total cost and time associated with the impact of Year 2000 compliance cannot presently be determined. Any costs of addressing Year 2000 compliance are being expensed as incurred.


Liquidity and Capital Resources:

           At June 30, 1998, the Company had cash and cash equivalents of approximately $20.9 million and working capital of approximately $22.1 million. The Company also has a two-year, $15 million revolving credit facility under which the Company may borrow up to a maximum of 80% of eligible accounts receivable. As of June 30, 1998, the Company had $9.7 million available for borrowing under the revolving credit facility, against which it has made no borrowings. The credit revolving facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement governing the revolving credit facility contains customary covenants that require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of July 31, 1998, the Company was in compliance with such covenants, as amended.

           If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements, there could be a material reduction in the Company's liquidity, including decreases in cash from operations, use of cash on hand and borrowings available under the revolving credit facility. However, management currently believes that cash and cash equivalents, cash from operations, the issuance of stock pursuant to its employee stock purchase and stock option plans, and availability under its revolving credit facility will be sufficient to meet currently anticipated operating needs and capital requirements.

PART II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

           The Annual Meeting of Stockholders of Broadway & Seymour, Inc. was held on May 8, 1998. The matters voted on and the number votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, were as follows:

           1. With respect to the proposal to re-elect two directors of the Company, 7,075,784 shares were voted for and 374,655 shares against the motion or to withhold authority with respect to one or more nominees, with no broker non-votes.

                David A. Finley and William G. Seymour were re-elected at the annual meeting as Class II directors. Listed below are the names of the two nominees elected to serve as directors and the four other continuing directors:

                  Class I              Class II              Class III
                  -------              --------              ---------
                  Roger Noall          David A. Finley       George L. McTavish
                  Alan C. Stanford     William G. Seymour    Robert J. Kelly

                The following is a separate tabulation with respect to each nominee elected:

                                                       Against or     Broker
                                         For           Withheld       Non-Votes
                                         ---           ----------     ---------
                  William G. Seymour     8,210,399       374,655          0
                  David A. Finley        7,075,784     1,509,270          0


           2. With respect to the proposal to ratify the appointment of independent public accountants, 8,563,137 shares were voted for and 14,960 shares were voted against, with 6,957 abstaining, and no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.


(a)        Exhibits:

     Exhibit No.                     Description
     -----------                     -----------

         3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., dated June 16, 1992 (Incorporated by reference to
                  Exhibit 3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

         3.2 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.1 Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         10.01+ Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

         10.02+ Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

         10.03+ Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

         10.04+ Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.05+ Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

         10.06 Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated as of July 24, 1997. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

         10.07 Amendment to Asset Purchase Agreement between Unisys Corporation and Broadway & Seymour, Inc. dated September 17, 1997. (Incorporated by reference to Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

         10.08 Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., Pragmatix Telephony Solutions, Inc., and Fleet National Bank (as agent and lender) for $15,000,000 secured revolving credit loan dated as of July 23, 1997. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

     Exhibit No.                     Description
     -----------                     -----------

         10.09 Security Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.10 Security Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.11 Security Agreement by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.12 Security Agreement by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.13 Security Agreement by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1997)

         10.14 Conditional Trademark Assignment by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.15 Conditional Trademark Assignment by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.16 Conditional Trademark Assignment by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.17 Conditional Trademark Assignment by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit
                  10.30 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.18 Conditional Trademark Assignment by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.19 Stock Pledge Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.20 Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

         10.22 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

     Exhibit No.                     Description
     -----------                     -----------

         10.23 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

         10.24 Third Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated May 6, 1998

         10.25* Fourth Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated August 7, 1998

         10.26+ Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

         10.27+ Amendment No. 1 to Employment Agreement for Keith B. Hall dated February 19, 1998

         10.28+ Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

         10.29+ Amendment No. 1 to Employment Agreement for Alan C. Stanford dated February 19, 1998

         11*      Computation of earnings per share

         27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


           *Filed herewith.
           +Management contract or compensatory plan or arrangement required to be filed as an exhibit.



(b) Reports on Form 8-K:

           None

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BROADWAY & SEYMOUR, INC.


Date:  August 11, 1998                     By: /s/ Keith B. Hall
                                               ---------------------------------
                                               Keith B. Hall, Vice President and
                                               Chief Financial Officer