Form 10-Q
period 1998-09-30
BROADWAY & SEYMOUR INC
filed 1998-11-04
CIK 885533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

   (Mark one)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________ .

                         Commission file number 0-20034



                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                         41-1522214
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

         128 South Tryon Street
       Charlotte, North Carolina                                28202
----------------------------------------                     ----------
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

         As of October 21, 1998 there were 9,228,623 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                            Broadway & Seymour, Inc.
                                Table of Contents

                                                                         Page
                                                                        Number
                                                                        ------
Part I Financial Information:

Item 1.  Financial Statements

           Consolidated Statement of Operations -
                Three months and nine months ended September 30, 1998
                  and September 30, 1997                                   3

           Consolidated Balance Sheet -
                September 30, 1998 and December 31, 1997                   4

           Consolidated Statement of Cash Flows -
                Nine months ended September 30, 1998 and
                  September 30, 1997                                       5

           Notes to Consolidated Financial Statements                    6 - 7

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8 - 14


Part II Other Information:

Item 6. Exhibits and Reports on Form 8-K                                15 - 17

Signature                                                                 18

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

                          ----------------------------

PART I - Financial Information
Item 1. Financial Statements.



                            Broadway & Seymour, Inc.
                      Consolidated Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three months ended            Nine months ended
                                                       September 30,               September 30,
                                                  1998           1997           1998            1997
                                                --------       --------       --------       --------
Net revenue                                     $ 17,505       $ 19,451       $ 50,690       $ 58,214
                                                --------       --------       --------       --------

Operating expenses:
  Cost of revenue                                 12,874         11,432         38,054         36,728
  Research and development                         2,094          1,504          5,304          4,248
  Sales and marketing                              3,402          2,912          8,941          8,173
  General and administrative                       2,814          2,568          8,240          7,568
  Restructuring charge (credit)                      639           (127)           639           (706)
                                                --------       --------       --------       --------
        Total operating expenses                  21,823         18,289         61,178         56,011
                                                --------       --------       --------       --------
Operating income (loss)                           (4,318)         1,162        (10,488)         2,203
Gain on disposition of non-strategic units           155            169          1,762          1,155
Interest income                                      266            286            785            625
Interest expense                                     (20)           (19)           (55)           (44)
                                                --------       --------       --------       --------
Income (loss) before income taxes                 (3,917)         1,598         (7,996)         3,939
Provision (benefit) for income taxes              (1,205)           724         (2,617)         1,802
                                                --------       --------       --------       --------
Net income (loss)                               ($ 2,712)      $    874       ($ 5,379)      $  2,137
                                                ========       ========       ========       ========

Net income (loss) per share:
   - Basic                                      ($  0.31)      $   0.10       ($  0.60)      $   0.24
                                                ========       ========       ========       ========
   - Diluted                                    ($  0.31)      $   0.09       ($  0.60)      $   0.23
                                                ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                            Broadway & Seymour, Inc.
                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)

                                                                            September 30,  December 31,
                                                                                1998           1997
                                                                            -------------  ------------
                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                               $ 15,410       $ 17,965
    Receivables                                                               20,055         29,372
    Income tax refund receivable                                                 337
    Deferred income taxes                                                      4,163          2,945
    Other current assets                                                       1,683          2,128
                                                                            --------       --------
        Total current assets                                                  41,648         52,410
                                                                            --------       --------
Property and equipment                                                         5,734          5,154
Software costs                                                                 3,438          3,630
Intangible assets                                                              5,102          6,064
Other assets                                                                      85             85
                                                                            --------       --------
                                                                            $ 56,007       $ 67,343
                                                                            ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable                                                           $   --         $    138
    Accounts payable-trade                                                     3,693          6,325
    Accrued compensation                                                       2,951          2,295
    Estimated liabilities for contract losses                                    625          1,162
    Other accrued liabilities                                                  4,198          3,807
    Deferred revenue                                                          14,703         11,732
    Income taxes payable                                                         127          2,379
                                                                            --------       --------
        Total current liabilities                                             26,297         27,838
                                                                            --------       --------
Deferred income taxes                                                          1,577          1,435
                                                                            --------       --------
Other liabilities                                                                896            697
                                                                            --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
      9,228,623 and 9,228,623  shares, for 1998 and 1997, respectively            92             92
    Paid-in capital                                                           38,696         38,518
Treasury stock, at cost, 1,038,552 and 38,552 shares for 1998 and
     1997, respectively                                                       (5,427)          (492)
Accumulated deficit                                                           (6,124)          (745)
                                                                            --------       --------
     Total stockholders' equity                                               27,237         37,373
                                                                            --------       --------

                                                                            $ 56,007       $ 67,343
                                                                            ========       ========

   The accompanying notes are an integral part of these financial statements.

                            Broadway & Seymour, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine months ended
                                                                         September 30,
                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities:
    Net income (loss)                                              ($ 5,379)      $  2,137
    Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                 3,990          4,327
        Deferred income taxes                                        (1,076)            48
        Restructuring charge (credit)                                   639           (706)
        Gain on disposition of non-strategic units                   (1,762)        (1,155)
        Loss on disposal of assets                                       (3)            36
        Change in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                          11,270          4,393
                Other current assets                                    443            993
                Accounts payable - trade                             (2,632)        (2,306)
                Accrued compensation                                    419            144
                Estimated liabilities for contract losses              (443)        (1,515)
                Other accrued liabilities                               154           (851)
                Deferred revenue                                      2,971         (5,840)
                Income taxes                                         (2,589)           (78)
                                                                   --------       --------
        Net cash provided (used) by operating activities              6,002           (373)
                                                                   --------       --------
Cash flows used by investing activities:
    Purchase of property and equipment                               (2,646)        (1,742)
    Net proceeds from disposition of businesses                                      1,736
    Investment in software costs                                       (838)          (239)
                                                                   --------       --------
        Net cash used by investing activities                        (3,484)          (245)
                                                                   --------       --------
Cash flows provided (used) by financing activities:
    Payments of notes payable                                          (138)          (370)
    Purchase of treasury stock                                       (4,935)
    Proceeds from issuance of common stock                                           1,442
                                                                   --------       --------
        Net cash provided (used) by financing activities             (5,073)         1,072
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 (2,555)           454
Cash and cash equivalents, beginning of period                       17,965         15,010
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 15,410       $ 15,464
                                                                   ========       ========


   The accompanying notes are an integral part of these financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Basis of Presentation:

           The consolidated financial statements of Broadway & Seymour, Inc. (the "Company") include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1998 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 - Accounting Policies:


         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87 "Employers' Accounting for Pensions", SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88 or 106. The Company does not have a pension plan and has no post-retirement plans. As such there is currently no impact of this standard on the Company's disclosures.

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 on or before the effective date; however, it is not anticipated that this standard will have a material impact on the results of operations or financial position of the Company.

NOTE 3 - Receivables:

           Receivables at September 30, 1998 and December 31, 1997 consisted of the following:

                                            September, 30    Dec. 31,
                                                1998           1997
                                            -------------  ----------
                                                 (In thousands)
Trade                                       $ 17,356       $ 24,302
Unbilled                                       3,052          4,631
Other                                          1,371          1,361
                                            --------       --------
                                              21,779         30,294
Less - Allowance for doubtful accounts        (1,724)          (922)
                                            --------       --------
                                            $ 20,055       $ 29,372
                                            ========       ========


NOTE 4 - Software Costs:

           The Company capitalizes a portion of its software development costs, including costs for product enhancements that improve the marketability of the original product or extend its life. These capitalized costs are incurred after the establishment of technological feasibility and prior to the availability of the software for general release. The Company capitalized software development costs of approximately $.3 million and $ .1 million, during the three months ended September 30, 1998 and 1997, respectively, and capitalized $.8 million and $.2 million, for the nine months ended September 30, 1998 and 1997, respectively. Software development costs are generally amortized over the estimated economic life of the software product, up to a maximum of six years. Accumulated amortization was $8.7 million and $7.7 million at September 30, 1998 and December 31, 1997, respectively. Amortization expense was approximately $.3 million for both the three month periods ended September 30, 1998 and 1997 and $.8 million and $.9 million, respectively, for the nine-month periods then ended.


NOTE 5 - Restructuring Charges:

           In the third quarter of 1998, the Company incurred a one-time pre-tax charge of $.6 million for termination benefits related to efforts to better align its personnel with business levels at its Customer Relationship Management ("CRM") business. The charge includes termination benefits for seventeen individuals from various parts of the organization, including direct client service, indirect management and support and general and administrative personnel. Through September 30, 1998, the Company had paid approximately $.3 million of the liability to the former employees and had approximately $.3 million remaining to be paid.


NOTE 6 - Risks and Uncertainties:

           From time to time, the Company is involved in litigation incidental to its business, including litigation regarding royalty obligations, contract performance and personnel matters. Based on the status of current litigation and provisions made by the Company, it is the opinion of management that no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           Broadway & Seymour, Inc. (the "Company") is a software product and services company, providing integrated solutions to the financial and legal and professional services markets. The Company's customer relationship management ("CRM") business, located in Charlotte, North Carolina offers software products and services, including TouchPoint(TM), CRISP(TM) and BANCStar(R), for banks and other financial institutions. The Company also operates Elite Information Systems, Inc. ("Elite"), a wholly owned subsidiary located in Los Angeles, California. Elite offers integrated time tracking, invoicing, general ledger accounting and other office management software products to the legal and professional services industries.

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


Quarter Ended September 30, 1998 Compared to
           Quarter Ended September 30, 1997

           The Company's results for the third quarter of 1998 reflect a decrease in consolidated revenue of $1.9 million or 10.0% when compared to the same period of 1997. The Company also reported consolidated pre-tax operating losses of $4.3 million in the third quarter of 1998, compared to pre-tax operating income of $1.2 million for the same period of 1997.

                                                      Three Months Ended
                                                        (in thousands)
                                                        September 30,
Revenue                                               1998         1997
-------------------------------------------         -------      -------
Elite                                               $12,121      $ 9,183
CRM Business                                          5,384       10,268
                                                    -------      -------
Consolidated revenue                                $17,505      $19,451
                                                    =======      =======

           Revenue from the Company's Elite legal and professional services business increased $2.9 million (or 32.0%) in the third quarter of 1998 compared to the same period in 1997, due principally to significant new contract signings in late 1997 and throughout 1998. In addition, expansions of user licenses at existing customer locations contributed to the revenue growth in the period. Customer support and training revenue has also increased, reflecting Elite's expanding customer base. Elite's product suite was upgraded in 1996 and 1997 to allow it to work with new database platforms while providing an intuitive graphical user interface for the workstation. These Windows(TM) based products are gaining increased market acceptance. In addition, Management believes the Year 2000 issue has focused an increasing number of professional service firms on replacing their existing systems by the end of 1999.

           Revenue from the Company's CRM business decreased $4.9 million (or 47.6%) in the third quarter of 1998 compared to the same period of 1997. This decrease reflects a $2.2 million decline in custom development and integration service revenue. The decrease in custom services is principally due to a $1.3 million decrease related to a single customer who terminated its services contract with the Company during the first quarter of 1998. The remainder of the decrease in custom service revenue is due to completion of existing contracts with customers without sufficient new business to replace them. In addition, product-based software solutions revenue for the CRM business decreased $1.5 million due to fewer billable hours with existing customers, reflecting completion of contracts and/or the timing of work with those customers. The remainder of the decrease, $1.2 million, is due to the disposition of certain business units in 1997.

            The Company's ability to obtain sufficient new CRM business to offset the decline in revenue continued to be impacted by consolidations in the financial services industry, customer and industry concerns and spending on the Year 2000 issue and a lengthy sales cycle for a relatively new product. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements in a particular period, the Company's financial condition, results of operations and, eventually, its liquidity could be materially adversely affected. To address these declines in revenue from the CRM business, the Company has added two new experienced sales professionals and a new product development manager, implemented a solutions selling program and changed its marketing plan to focus on new business origination in both service-based and product-based CRM engagements.

           Consolidated cost of revenue increased to $12.9 million in the third quarter of 1998 from $11.4 million in the same period of 1997. The majority of the Company's costs of revenue are project expenses such as personnel costs, contract labor and costs of third party products for resale to customers. The cost of revenue increase of $1.5 million principally reflects increases at Elite for personnel, contract labor and royalties for third party software related to Elite's increase in new business. The Company's CRM business has had declines in personnel levels; however these declines were partially offset by increases in compensation and other costs necessary to retain, train or recruit other highly skilled personnel in a very competitive environment.

           The decline in consolidated revenue, without a corresponding decrease in cost of revenue, resulted in a decrease in consolidated gross margin to 26.4% in the third quarter of 1998 from 41.2% for the same period of 1997.

           Consolidated research and development expenses increased $.6 million, principally related to ongoing efforts to develop and enhance the Company's Elite and CRM products. Significant research and development efforts at Elite include work on the next version of the Elite system, Elite Enterprise, a 32-bit application. Research and development efforts in the CRM business include work on the next TouchPoint releases and new functionality, including a JAVA(TM)-based bank teller application. The Company has recently hired a senior product manager for the CRM business and is committed to maintaining its research and development efforts so it can continue to provide enhancements to existing software solutions and marketable software solutions as the needs of its customer base and target markets change.

           Consolidated sales and marketing expenses increased $.5 million in the third quarter of 1998 compared to the same period of 1997. This increase is principally due to $.8 million in higher commissions and incentives at Elite related to increases in sales and new contracts. This increase was offset by $.3 million in lower costs at the Company's CRM business which had incurred more expenses in the prior year because of higher sales levels and the start-up marketing and sales efforts related to a new service line. Currently, the Company anticipates that sales and marketing expenses will continue to increase, reflecting the additional sales and relationship managers hired for Elite and CRM, as well as additional expenditures on marketing and promotional initiatives.

           Consolidated general and administrative expenses increased $.2 million in the third quarter of 1998 compared to the same period of 1997, principally due to additional rent and support expenses at Elite, reflecting its growth.

           The restructuring charge of $.6 million in the third quarter of 1998 was for termination benefits related to the Company's efforts to re-size its CRM staff reflecting changing business conditions.


Income Taxes:

           The Company's income tax benefit of $1.2 million (or 30.8% of losses before taxes) for the quarter ended September 30, 1998 is a direct result of pre-tax losses, offset in part by permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes. The income tax provision of $.7 million (or 45.3% of income before taxes) for the quarter ended September 30, 1997 exceeds the tax expense at statutory rates principally due to the permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes.

Nine Months Ended September 30, 1998 Compared to
           Nine Months Ended September 30, 1997

           The Company's results for the nine months ended September 30, 1998 reflect a decrease in consolidated revenue of $7.5 million or 12.9% when compared to the same period of 1997. The Company also reported consolidated pre-tax operating losses of $10.5 million for the nine months ended September 30, 1998, compared to pre-tax operating income of $2.2 million for the same period of 1997.

                                                    Nine Months Ended
                                                      (in thousands)
                                                      September 30,
Revenue                                            1998          1997
------------------------------------              -------      -------
Elite                                             $31,165      $26,557
CRM Business                                       19,524       31,658
                                                  -------      -------
Consolidated revenue                              $50,689      $58,215
                                                  =======      =======


           Revenue from the Company's Elite legal and professional services business increased $4.6 million (or 17.4%) in the nine months ended September 30, 1998 compared to the same period in 1997, due principally to volume increases resulting from significant new contract signings in late 1997 and throughout 1998. In addition, expansions of user licenses at existing customer locations contributed to the revenue growth in the period. Customer support and training revenue has also increased, reflecting Elite's expanding customer base. Elite's product suite was upgraded in 1996 and 1997 to allow it to work with new database platforms while providing an intuitive graphical user interface for the workstation. These Windows(TM) based products are gaining increased market acceptance. In addition, Management believes the Year 2000 issue has focused an increasing number of professional service firms on replacing their existing systems by the end of 1999.

           Revenue from the Company's CRM business decreased $12.1 million (or 38.3%) in the first nine months of 1998 compared to the same period of 1997. This decrease principally reflects a $8.1 million decline in custom development and integration services revenue, of which $5.0 million was due to a single customer which terminated its services contract with the Company during the first quarter of 1998. The remainder of the decrease in custom service revenue is due to completion of existing contracts with customers without sufficient new business to replace them. In addition, product-based software solutions revenue from the CRM business decreased $1.2 million due to fewer billable hours with existing customers, reflecting completion of certain contracts and/or the timing of work with those customers. The remainder of the decrease, $2.8 million is due to the disposition of certain business units in 1997.

            The Company's ability to obtain sufficient new CRM business to offset these declines continued to be impacted by consolidations in the financial services industry, customer and industry concerns and spending on the Year 2000 issue and a lengthy sales cycle for a relatively new product. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements in a particular period, the Company's financial condition, results of operations and, eventually, its liquidity could be materially adversely affected. To address these declines in revenue from the CRM business, the Company has added two new experienced sales professionals, and a new product development manager, implemented a solutions selling program and changed its marketing plan to focus on new business origination in both service-based and product-based CRM engagements.

           Consolidated cost of revenue increased $1.3 million to $38 million in the first nine months of 1998 compared to $36.7 million for the same period of 1997. The majority of costs of revenue are project expenses such as personnel costs, contract labor and costs of third party products for resale to customers. This increase in cost of revenue principally relates to Elite, which incurred $2.2 million more expenses for personnel, contract labor, bad debt reserves and royalties for third party software related to Elite's increase in new business. The cost of revenue for the Company's CRM business decreased $.9 million principally due to the disposition of certain business units in 1997. The CRM business has had declines in personnel levels in 1998; however, these declines were partially offset by increases in compensation and other costs necessary to retain, train or recruit other highly skilled personnel in a very competitive environment. In addition, because TouchPoint is relatively early in its lifecycle, one of the Company's initial installation efforts did not progress as originally expected and the Company retained employees at the customer site longer than anticipated, thereby continuing to incur costs and lowering its margins on this fixed price engagement.

           The decline in consolidated revenue, without a corresponding decrease in cost of revenue, resulted in a decrease in consolidated gross margin to 24.9% for the nine months ended September 30, 1998 from 36.9% for the same period of 1997.

           Consolidated research and development expenses increased $1.1 million for the nine months ended September 30, 1998 compared to the same period of 1997, principally related to ongoing efforts to develop and enhance the Company's Elite and CRM products. Significant research and development efforts at Elite include work on the next version of the Elite system, Elite Enterprise, a 32-bit application. Research and development efforts in the CRM business include work on the next TouchPoint releases and new TouchPoint functionality, including a JAVA-based bank teller application. The Company is committed to maintaining its research and development efforts so it can continue to provide enhancements to existing software solutions and marketable software solutions as the needs of its customer base and target markets change.

           Consolidated sales and marketing expenses increased $.8 million for the nine months ended September 30, 1998 compared to the same period of 1997. This increase is principally due to approximately $1.7 million in higher commissions at Elite related to the increases in sales and new contracts. Offsetting this increase was a $.9 million decrease in salaries and commissions in the CRM business due to fewer personnel in the first part of the year and the decrease in sales volume. In addition, the prior year also included expenses related to the start-up of a new service line. Currently, the Company anticipates that sales and marketing expenses will continue to increase, reflecting the additional sales and relationship managers hired for the Elite and CRM markets, as well as additional expenditures on marketing and promotional initiatives.

           Consolidated general and administrative expenses increased $.7 million for the nine months ended September 30, 1998 compared to the same period of 1997. The increase was due in part to higher levels of external legal fees and increased litigation reserves because certain matters have advanced to more costly stages in the litigation process or were settled at amounts in excess of original estimates. Based on the status of current litigation matters and provisions made by the Company, it is the opinion of management that no litigation to which the Company currently is a party is likely to have a material adverse effect on the Company's results of operations or financial condition. In addition, the Company incurred increased legal and consulting fees in connection with certain corporate transactions that were not consummated. Currently, the Company anticipates that external legal fees will continue to be incurred at the same rate or higher than the prior year.

           Additional general and administrative expense increases resulted from higher rent and other occupancy costs related to the relocation of Elite's operations to a new office building. Revenue growth at Elite also contributed to additional support expenses. In addition, in the nine months ended September 30, 1998, the Company incurred bank fees related to its line of credit which was obtained in the third quarter of 1997 and also experienced a higher level of 401k contribution matching expense in 1998 due to higher levels of participation by the Company's employees. Offsetting these increases to a degree were lower general and administrative payroll expenses at the Company's headquarters in Charlotte, reflecting lower headcount during the first nine months of 1998 compared to 1997.

Income Taxes:

           The Company's income tax benefit of $2.6 million (or 32.7% of losses before taxes) for the nine month period ended September 30, 1998 is a direct result of pre-tax losses, offset in part by permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes. The income tax provision of $1.8 million (or 45.7% of income before taxes) for the nine months ended September 30, 1997 exceeds the tax expense at statutory rates principally due to the permanent differences of non-deductible goodwill amortization, stock compensation expense and state income taxes.

Year 2000 Issues:

           Overview

           Many software products, custom-developed software, and products embedded with microprocessor chips were designed to store, process or perform calculations using only the last two digits of a four-digit year date, for example, "98" rather than "1998". These software systems and embedded products may assume the first two digits of the year date to be "19" and as such they may not be able to process dates with years following 1999. For example, "00" may be treated by certain software systems as the year 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. Companies in all lines of business face issues in addressing whether their software products, custom-developed software and third-party products used internally, sold by the company, or used by its vendors or customers or other entities upon which the company relies, will be able to process data properly relating to dates subsequent to December 31, 1999 ("Year 2000 compliance").

           State of Readiness

           The Company has recognized the need to address the Year 2000 compliance issues and in 1997 established a Year 2000 committee to supervise and monitor the planning, performance and assessment of the Company's Year 2000 compliance efforts. This committee has involved members of senior management, product development leaders, information systems management, facilities management and corporate finance management in efforts to develop a comprehensive and coordinated Year 2000 compliance effort. The chairman of the committee periodically reports plans, progress and issues to executive management and the audit committee of the Board of Directors.

           Beginning in the second half of 1997, the Company began developing an inventory list of all its proprietary software products, third party products it incorporates in its products or resells, infrastructure and internal use products, facilities and office service systems and hardware products upon which it relies. Upon completion of the inventory list, the Company's Year 2000 committee appointed individual team leaders from various functional areas to be responsible for the efforts of assessing Year 2000 compliance for each of the inventory list items.

           Proprietary Software Products and Custom Developed Software: In
1997, the Company adopted the widely accepted definition for Year 2000 readiness set out in the "Compliance with British Standards Institution DISC PD2000-1 for Year 2000". In May 1998, following a period of assessment and testing, the Company issued its Year 2000 readiness statement which specifically identified the current versions of each of the Company's proprietary products that met the adopted standard. The Company continues to test new versions of its products for compliance with this standard on an ongoing basis. The Company believes that its current versions of proprietary software products are Year 2000 compliant; however no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software products are integrated with its customers' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The Company has generally not tested its products as integrated in its customers' operating environments, although it is in the process of developing methods to do so for current TouchPoint customers. The customers' systems with which the Company's products interoperate may not be Year 2000 compliant which may affect the operation of the Company's products. As a result the Company, in the course of providing its software maintenance services, may incur costs in ascertaining the cause(s) of system failures not caused by its own products. Such costs, if any, that the Company may incur are not estimable, but, will generally be charged to customers.

           Many of the Company's former customers and current customers presently use earlier versions of the Company's software products and/or associated custom or systems integration code, that are not Year 2000 compliant. The Company has made efforts to communicate with these customers to advise them that they will need to upgrade to a Year 2000 compliant version of the Company's software product, revise custom code or implement other alternatives to meet their business needs. Customers paying support fees are entitled to receive software product upgrades as part of their regular maintenance contracts. Customers who have not maintained support agreements with the Company may purchase such upgrades. Changes to custom or systems integration code provided by the Company that is not Year 2000 compliant are not covered by customer maintenance agreements. Customers may perform such changes themselves, engage the Company to perform such changes, or, in some cases, engage third parties to perform such changes. Customers may need to upgrade third party products and their host software and hardware systems that share data or interoperate with the Company's products in order to utilize the Company's software upgrades or modified custom or systems integration code. Such costs could impact customer purchasing decisions and may lead customers to choose alternatives to the Company's products or services.

           Third Party Products: Third party products embedded within the Company's products are included in the test plans and compliance efforts that the Company already has underway for its own products. In addition, the

Company has obtained certification of Year 2000 compliance from each third party vendor whose products are embedded in the Company's products or that are resold by the Company.

           Infrastructure and Third Party Products Used Internally: The Company has obtained certifications of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company is developing test plans for these internal use systems following the same guidelines and standards that it has used for its own products. Currently the Company anticipates having all test plans developed for critical internal use technology systems by mid-1999. The Company also intends to begin testing during that period and will continue testing through 1999.

           The majority of non-information technology systems on which the Company relies in its operations are owned and managed by the lessors of the buildings in which the Company's offices are located. The Company has developed check lists of critical systems upon which it relies and certification documents are being sought from its lessors and other appropriate providers as applicable regarding Year 2000 compliance of their systems. The Company will prioritize these systems and develop test plans based on the responses it receives, or does not receive, from its lessors and other providers. This effort is scheduled for completion in the first half of 1999.

           Risks and Costs

           Because of the nature of the Company's business, the Company may be subject to Year 2000 claims or litigation by its customers or other parties. Many customers will incur significant costs in making their information processing systems Year 2000 compliant and may seek to transfer such costs through litigation to information processing industry vendors such as the Company. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse affect on the Company.

           The Company believes that Year 2000 issues may affect the purchasing patterns of its customers and potential customers in a variety of ways. Many companies are expending significant amounts and rededicating personnel to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. It is possible that certain of the Company's customers are purchasing support contracts with the intent of discontinuing such support after January 1, 2000 when they have satisfied themselves that the supported product is Year 2000 compliant. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Additionally, Year 2000 compliance issues could cause a significant number of companies, including current Company customers, to reevaluate their current system needs and as a result to consider switching to other systems or suppliers.

           The Company has not specifically hired additional personnel or made material purchases of products to address its Year 2000 compliance issues, nor does the Company expect it will be necessary to do so. The expenditures made to date have principally related to salary costs of existing personnel assigned to participate at various levels in the Company's compliance efforts. All costs related to achieving Year 2000 compliance are being expensed as incurred. The Company estimates that the costs incurred to date related to Year 2000 compliance efforts range between $.5 and $1.0 million. The Company expects to continue to test current and new versions of its proprietary software, work with vendors of third party software that the Company uses or resells, update and test its inventory of potentially affected internal systems and communicate with vendors and customers regarding the Year 2000 compliance issue. The Company estimates the costs of these efforts will be below $.5 million.

Liquidity and Capital Resources:

           At September 30, 1998, the Company had cash and cash equivalents of approximately $15.4 million and working capital of approximately $15.4 million. The Company also has a two-year, $15 million revolving credit facility under which the Company may borrow up to a maximum of 80% of eligible accounts receivable. As of September 30, 1998, the Company had $8.6 million available for borrowing under the revolving credit facility, against which it has made no borrowings. The credit revolving facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement governing the revolving credit facility contains customary covenants that require compliance with certain financial ratios and targets and restrict the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of September 30, 1998, the Company was not in compliance with the covenant that required a certain level of tangible net worth. However, subsequent to the period end the Company obtained a waiver of compliance from its lender.

           If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of existing engagements, there could be a material reduction in the Company's liquidity, including decreases in cash from operations, and increased use of cash on hand and borrowings available under the revolving credit facility. However, management currently believes that cash and cash equivalents, cash from operations, the issuance of stock pursuant to its employee stock purchase plan, and availability under its revolving credit facility will be sufficient to meet currently anticipated operating needs and capital requirements.

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

    Exhibit No.                         Description
    -----------                         -----------

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

    Exhibit No.                         Description
    -----------                         -----------

  10.20 Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

  10.22 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

  10.23 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

  10.24 Third Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated May 6, 1998

  10.25 Fourth Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated August 7, 1998

  10.26** Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

  10.27** Amendment No. 1 to Employment Agreement for Keith B. Hall dated February 19, 1998

  10.28** Employment Agreement dated as of September 1, 1995 by and between Broadway & Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

  10.29** Amendment No. 1 to Employment Agreement for Alan C. Stanford dated February 19, 1998

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

                                      BROADWAY & SEYMOUR, INC.


Date:  October 27, 1998               By: /s/Keith B. Hall
       ----------------                   --------------------------------------
                                          Keith B. Hall, Vice President and
                                          Chief Financial Officer