Form 10-K
period 1998-12-31
BROADWAY & SEYMOUR INC
filed 1999-03-10
CIK 885533

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    Form 10-K
  (Mark one)
    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the fiscal year ended December 31, 1998

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ________ to ________.

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

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1999 computed by reference to the closing sale price on such date, was $31,728,006. As of the same date, 9,228,623 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report (the "Annual Report"), filed as an Exhibit hereto, and the Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") to be filed pursuant to Regulation 14A (no later than April 30, 1999) are incorporated herein by reference into Parts II and IV, and
Part III, respectively.

--------------------------------------------------------------------------------
                                Total pages - 19

Item 1.  Description of Business

Overview

         Broadway & Seymour, Inc. (the "Company") is a software product and services company, providing integrated solutions to the financial, legal and professional services markets. The Company serves these markets through three separately managed operating segments which are summarized below:

         Elite Information Systems, Inc. ("Elite"), the Company's legal and professional services business, is based in Los Angeles, California and provides an integrated suite of practice management software for the legal and professional services markets. Elite's products are focused primarily on time tracking, billing, internal accounting and other administrative functions, including marketing, records management, case management and conflicts of interest prevention. Elite's software products are often sold with related services to aid the customer in implementation, data conversion, user training, support and maintenance of those products.

         Broadway & Seymour, the Company's customer relationship management business (the "CRM business"), is based in Charlotte, North Carolina and provides product-based and services-based solutions that address the customer relationship management needs of the financial services industry. The CRM business' product-based solutions for customer relationship management include the proprietary software products TouchPoint(TM), CRISP(TM) and BANCStar(R), which are generally integrated and customized to provide a tailored business solution to banks and other financial institutions. Through its services-based solutions the CRM business provides consulting and custom system integration and development services focused on customer relationship management.

         The MiniComputer Company of Maryland, Inc. ("TMC"), based in HuntValley, Maryland, is a marketer of proprietary time and billing software, custom programming services and other computer related services primarily to law firms. The majority of TMC's operations are focused on supporting existing customers that have previously licensed TMC's software product. Subsequent to the period covered by this report the Company signed a definitive stock purchase agreement (effective March 5, 1999) to sell all of the outstanding shares of TMC to a holding company owned by TMC management.

General Development of the Business

         The Company was incorporated in 1985 in connection with the acquisition of Broadway & Seymour, Inc., a North Carolina corporation that had been doing business since 1981. The Company followed a strategy of growth through the acquisition of products and businesses through mid-1995. At the end of 1995, the Company changed its strategic direction to focus on achieving sustained performance of core operations and growth through internally developed product-based solutions and other selected services, rather than acquisitions. Operations were reorganized to integrate independent business units, and certain non-core business units were disposed of in 1995, 1996 and 1997 (see Management's Discussion and Analysis - Significant Transactions).


Business Strategy

         The Company's strategy is to develop and provide business solutions that address the business management and customer relationship management needs of its targeted markets which include legal and other service firms of all sizes and top financial institutions.

         In the legal and professional service industries, Elite will continue to develop and market its client-server Windows and internet/intranet practice management products (see "Product and Services Based Solutions" below), while also focusing efforts such as the planned release of its 32-bit system with enhanced query capabilities and object-oriented architecture. Elite markets its practice management tools principally to law firms in the United States, Canada, the United Kingdom and Europe. In addition, Elite will continue to focus on expanding its market presence in other segments of the services industry, including accounting, actuarial, consulting, advertising, public relations and other services firms.

         Elite has an extensive field operations unit that performs services including installation, implementation, data conversion, training and consulting on Elite products. Elite's Professional Services unit also provides follow-on consulting and technical services to its client base on a fee for services basis. Principally all Elite customers contract with Elite for maintenance and telephone support services on an annual basis.

         The Company's CRM business' strategy is to continue to address the customer relationship management needs of large, market leading financial services organizations that will offer opportunities for growth through value-added relationships. CRM will continue to focus its primary marketing efforts on its TouchPoint customer relationship management solution, targeting large banks and thrifts and insurance companies in North America. CRM intends to continue providing client and market support of its BANCStar and CRISP products (see "Product and Services Based Solutions" below). CRM also plans to continue providing consulting, system integration and custom development services in conjunction with its product offerings and on a consulting-only basis by leveraging its knowledge, software and services into financial services and other markets with customer relationship management needs.


Product and Services Based Solutions

         Software products mentioned in this document are for identification purposes only and may be trademarks of Broadway & Seymour, Inc., its subsidiaries or third parties.

         Solutions for the Legal and Professional Services Markets

                  Elite's solutions incorporate client-server and open systems architecture using either a Windows or internet browser interface and can be run on multiple operating systems and major databases including Unix, Windows NT Server, Microsoft SQL Server and Informix.

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

         Solutions for the Financial Services Market

         TouchPoint(TM) is a software solution that is integrated with a financial institution or other company's existing hardware and software systems to retrieve customer data and present it through a variety of delivery channels, including call centers, offices and branches. TouchPoint can be modified to address specific requirements and the solution may involve integrated third party hardware and software developed and provided by other vendors. TouchPoint allows improved customer service by consolidating customer and account information from existing legacy systems and presenting it on a universal workstation to a customer service representative. The open client/server architecture also makes TouchPoint scaleable so that it can be implemented in single departments or enterprise-wide using a phased installation approach.

         BANCStar(R) is a branch automation software product used to automate branch and teller bank operations and integrate branch networks. BANCStar supports teller, customer service, sales and loan calculation activities, as well as basic system functions such as providing branch statistics and storing and forwarding information to other computers. BANCStar Prism(TM) is an automated banking system that supports a graphical user interface, allowing for video and sound, dynamic data exchange and a multi-tasking environment to help streamline banking operations to the bank's other computers without interrupting workstation activity. Custom systems integration and development services, as well as third party hardware and software, may be provided as part of the BANCStar solution.

         CRISP(TM) is a decision support software product that assists commercial bankers in the management of their relationships, products and employees. Fully graphical and intuitive, CRISP delivers comprehensive product and profitability analyses on a variety of bank or customer organizational levels. CRISP provides a single repository of on-line customer information from multiple other systems. Custom systems integration and development services, as well as third party hardware and software, may be provided as part of the CRISP solution.

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

Year 2000 Issues

         Overview

         Many software products, custom-developed software, and products embedded with microprocessor chips were designed to store, process or perform calculations using only the last two digits of a four-digit year date, for example, "98" rather than "1998". These software systems and embedded products may assume the first two digits of the year date to be "19" and as such they may not be able to process dates with years following 1999. For example, "00" may be treated by certain software systems as the year 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. Companies in all lines of business face issues in addressing whether their software products, custom developed software and third party software used internally, sold by the company or used by its vendors or customers or other entities upon which the company relies, will be able to process data properly relating to dates subsequent to December 31, 1999 ("Year 2000 compliance").

State of Readiness

         The Company has recognized the need to address the Year 2000 compliance issues and in 1997 established a Year 2000 compliance committee to supervise and monitor the planning, performance and assessment of the Company's Year 2000 compliance efforts. This committee has involved members of senior management, product development leaders, information systems management, facilities management and corporate finance management in efforts to develop a comprehensive and coordinated Year 2000 compliance effort. The chairman of the committee periodically reports plans, progress and issues to executive management and the audit committee of the Board of Directors.

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

         Proprietary Software Products and Custom Developed Software: In 1997, the Company adopted the widely accepted definition for Year 2000 readiness set out in the "Compliance with British Standards Institution DISC PD2000-1 for Year 2000". In May 1998, following a period of assessment and testing, the Company issued its Year 2000 readiness statement which specifically identified the current versions of each of the Company's proprietary products that met the adopted standard. The Company continues to test new versions of its products for compliance with this standard on an ongoing basis. The Company believes that its current versions of proprietary software products are Year 2000 compliant; however, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software products are integrated with its customers' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The Company has generally not tested its products as integrated in its customers' operating environments, although it is in the process of developing methods to do so for current TouchPoint customers. The customers' systems with which the Company's products interoperate may not be Year 2000 compliant which may affect the operation of the Company's products. As a result the Company, in the course of providing its software maintenance services, may incur costs in ascertaining the cause(s) of system failures not caused by its own products. Such costs, if any that the Company may incur are not estimable, but will generally be charged to customers.

         Many of the Company's former customers and current customers presently use earlier versions of the Company's software products, and/or associated custom or systems integration code, that are not Year 2000 compliant. The Company has made efforts to communicate with these customers to advise them that they will need to upgrade to a Year 2000 compliant version of the Company's software product, revise custom code or implement other alternatives to meet their business needs. Customers paying support fees are entitled to receive software product upgrades as part of their regular maintenance contracts. Customers who have not maintained support agreements with the Company may purchase such upgrades. Changes to custom or systems integration code provided by the Company that is not Year 2000 compliant are not covered by customer maintenance agreements. Customers may perform such changes themselves, engage the Company to perform such changes, or, in some cases, engage third parties to perform such changes. Customers may need to upgrade third party products and their host software and hardware systems that share data or interoperate with the Company's products in order to utilize the Company's software upgrades or modified custom or systems integration code. Such costs could impact customer purchasing decisions and may lead customers to choose alternatives to the Company's products or services.

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

         Infrastructure and Third Party Products Used Internally: The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company is developing test plans for these internal use systems following the same guidelines and standards that it has used for its own products. Currently the Company anticipates having all test plans developed for critical internal use technology systems by mid-1999. The Company also intends to begin testing during that period and will continue testing through 1999.

         During the first half of 1999, the Company will begin developing a contingency plan against Year 2000 failure for its mission critical software applications, hardware and other systems.

         The majority of non-information technology systems on which the Company relies in its operations are owned and managed by the lessors of the buildings in which the Company's offices are located. The Company has developed checklists of critical systems upon which it relies and certification documents are being sought from its lessors and other appropriate providers as applicable regarding Year 2000 compliance of their systems. The Company will prioritize these systems and develop test plans based on the responses it receives, or does not receive, from its lessors and other providers. This effort is scheduled for completion in the first half of 1999.

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

         The Company has not specifically hired additional personnel or made material purchases of products to address Year 2000 compliance issues, nor does the Company expect it will be necessary to do so. The expenditures made to date have principally related to salary costs of existing personnel assigned to participate at various levels in the Company's compliance efforts. All costs related to achieving Year 2000 compliance are being expensed as incurred. The Company estimates that the costs incurred to date related to Year 2000 compliance efforts range between $.5 and $1.0 million. The Company expects to continue to test current and new versions of its proprietary software, work with vendors of third party software that the Company uses or resells, update and test its inventory of potentially affected internal systems and communicate with vendors and customers regarding the Year 2000 compliance issue. The Company estimates the costs of these efforts will be below $.5 million.

Euro Currency

         Beginning in January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union (the "EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. As a result, computer software used by many organizations headquartered or maintaining a subsidiary in an EMU country will need to be euro currency enabled, and in less than three years all organizations headquartered or maintaining a subsidiary in an EMU country are expected to need to be euro currency enabled.

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

         For the years ended December 31, 1998, 1997 and 1996, the Company's total research and development expenditures (including capitalized costs) were $8.5 million, $6.0 million and $7.4 million, respectively.

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


Customers

         The Company serves a client base of law firms and other professional service firms through its Elite and TMC operations. Elite's customers include over half of the 100 largest law firms in the United States and several large firms in the United Kingdom and the largest law firm in the world. In addition, the CRM business' customers include a broad variety of institutions and companies in the financial services industry, including several of the largest banks in the United States.

         The Company provides software solutions under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis.

         The majority of Elite's revenue is concentrated in the legal services industry. However, no single customer accounts for 10% or more of Elite's revenue.

         A majority of the CRM business revenue is concentrated among a few customers in the financial services industry. In 1998, 1997 and 1996 the five largest CRM business customers accounted for approximately 73%, 62% and 68%, respectively, of the CRM business' revenue and 25%, 37% and 24% of consolidated revenue for the same periods.

         For the periods presented, the CRM business had two customers that exceeded certain disclosure requirement thresholds and are therefore classified as significant customers. In 1998 and 1997, Chase Manhattan Bank ("Chase") accounted for $8.3 million, or 12.1%, and $10.3 million, or 13%, of the Company's consolidated revenue, respectively. Also, in 1997 and 1996 First Data Corp. ("FDC") accounted for $8.0 million, or 10.1%, and $9.6 million, or 10.6%, of consolidated revenue, respectively.


Geographic Information

         The Company's assets are principally located in the United States. The Company's revenue is principally generated in United States, however for the years ending December 31, 1998, 1997, and 1996 Elite revenue generated in Europe represented 8%, 9%, and 5% of consolidated revenue, respectively, and 14%, 22% and 11% of Elite's revenue for the same periods. In addition, for the years ending December 31, 1998 and 1997, Elite's other international revenue was approximately 2% and 1% of consolidated revenue, respectively, and 4% and 2% of Elite's revenue for the same periods. Since the Company's contracts with non-U.S. customers generally denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company's contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts.

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

         Elite principally competes for engagements with two other companies that target similar prospects with office automation solutions for the legal and professional services industry.

         The CRM business is focused in an increasingly competitive environment of software solutions for customer relationship management. A wide variety of computer hardware and software companies are becoming involved in offering similar solutions. Many large accounting and management consulting firms offer services that overlap with at least a portion of the CRM business' solutions and services. In addition, the CRM business also competes with the internal operations of its customers and prospects.

          The Company believes that competitive factors for engagements in both the legal and professional services industry and the financial services industry include knowledge of the respective industry, capabilities of resources, ease of use or abilities to customize the solution, breadth of functionality and price.


Backlog

         A significant portion of the Company's revenue is derived from work to be performed under long-term, cancelable contracts entered into in the ordinary course of business. These contracts often relate to ongoing projects with respect to which the continuation of work is at the option of the customer. At December 31, 1998 and 1997, the Company's Elite and CRM businesses had unearned revenue in the following approximate amounts from signed contracts. Substantially all of TMC's unearned revenue at those dates related to maintenance services.

                                December 31,
                             1998         1997
                               ($ in thousands)
                          -------------------------
             Elite           $25,959     $14,100

             CRM              $9,535      $6,772


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

         At February 28, 1999, the Company had approximately 465 full-time employees. Elite had 231 employees, the CRM business had 216 and TMC had 18. None of the Company's employees is represented by a labor union.

Copyrights, Trademarks, Patents and Licenses

         The Company currently markets several proprietary software products. The Company attempts to protect its rights in its proprietary software by retaining the title to and copyright in the software and documentation and attempts to protect rights in all software it markets (including third-party software) by including appropriate contractual restrictions on use and disclosure in its licenses and by requiring its employees to execute non-disclosure and assignment of inventions agreements. However, the Company sometimes provides source code for some of its software products to users for their internal use in connection with the license of these products. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.

         The Company's business includes the development of custom software in connection with specific customer engagements. Although the Company sometimes assigns to its customer the copyright and other intellectual property rights in the software and documentation developed for the customer, in these cases the Company negotiates to retain the right to develop similar products for other customers. In a limited number of circumstances, the Company has agreed not to use certain specific technological code or functionality developed in an engagement for one customer to perform projects for other customers or to develop a system for a competitor of the customer that is similar to the system developed for the customer. However, the Company believes these restrictions will not have a material adverse effect on the Company.

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


Item 2.  Properties

         The Company's corporate and the CRM business offices and are located at 128 South Tryon Street in Charlotte, North Carolina. The Company's lease of those premises (approximately 107,000 square feet) expires December 31, 2000, with two five-year renewal options thereafter. The Company has subleased approximately 29,000 square feet of this space. Elite maintains its offices (approximately 25,000 square feet) in Los Angeles, California under a lease that expires July 2008. The Company also leases additional facilities, as needed, principally as sales offices in other cities in North America and the United Kingdom. The Company believes that its facilities are adequate for its current needs.


Item 3.  Legal Proceedings

         The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such litigation would not have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholders' Matters

Market for Common Stock

         The information under the caption "Market for Common Stock" on page 2 of the Annual Report is incorporated herein by reference.


Holders of Record

         As of February 26, 1999, there were approximately 115 holders of record of the Company's Common Stock.


Dividends

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


Item 6.  Selected Financial Data

         The information under the caption "Selected Financial Data" on page 2 of the Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 14 of the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data


Financial Statements:

         The consolidated financial statements and related notes, together with the report thereon of PricewaterhouseCoopers LLP dated February 6, 1999 except as to Note 14, which is as of March 5, 1999 appearing in the Annual Report are incorporated herein by reference.

Financial Statement Schedules:

         Item 14 includes an index to the financial statement schedules.

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information under the captions "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.


Item 11. Executive Compensation

         The information under the captions "Executive Officers, Compensation and Other Information", "Employment Agreement" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information under the captions "Principal Stockholders", "Election of Directors" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         The information under the captions "Employment Agreements" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

         The following consolidated financial statements and related notes, including the report thereon of PricewaterhouseCoopers LLP dated February 6, 1999, except as to note 14, which is as of March 5, 1999 appearing in the Annual Report, are incorporated herein by reference:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Stockholders' Equity
         Consolidated Statement of Cash Flows
         Notes to Consolidated Financial Statements
         Report of Independent Accountants

 (a)(2) Financial Statement Schedules.

The following schedules are filed as a part of this report:
                                                                          Page
                                                                          ----
Schedule II - Valuation and Qualifying Accounts and Reserves              18
              Report of Independent Accountants on the
                Financial Statement Schedule                              19

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

  10.26*             Fifth Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite
                     Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite
                     Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 19, 1999

  10.27+             Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the
                     Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

  10.28+             Amendment No. 1 to Employment Agreement for Keith B. Hall dated February 19, 1998

  10.29+             Employment Agreement dated as of September 1, 1995 by and between Broadway &
                     Seymour, Inc. and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30,
                     1995)

  10.30+             Amendment No. 1 to Employment Agreement for Alan C. Stanford dated February 19, 1998


  10.31* Stock Purchase Agreement among TMC Holding Corporation and Broadway & Seymour, Inc. dated March 5, 1999.

  11*                Computation of earnings per share

  13*                Portions of the Broadway & Seymour, Inc. 1998 Annual Report.

  21*                Subsidiaries of the Registrant

  23*                Consent of Independent Accountants dated March 8, 1999.

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

                                            BROADWAY & SEYMOUR, INC.



   Date:  March 8, 1999                     By:/s/ Keith B. Hall
                                               ---------------------------------
                                               Keith B. Hall, Vice President and
                                               Chief Financial Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 8th day of March 1999.

              Signature                                     Title
              ---------                                     -----

/s/ Alan C. Stanford
----------------------------
Alan C. Stanford                        Chairman, President, Chief Executive
                                        Officer and Director

/s/ William G. Seymour
----------------------------
William G. Seymour                      Vice Chairman and Director

/s/ David A. Finley
----------------------------
David A. Finley                         Director

/s/ Roger Noall
----------------------------
Roger Noall                             Director

/s/ George L. McTavish
----------------------------
George L. McTavish                      Director

/s/ Christopher K. Poole
----------------------------
Christopher K. Poole                    Director

/s/ Robert J. Kelly
----------------------------
Robert J. Kelly                         Director

Item 14a(2) Schedule II - Valuation and Qualifying Accounts and Reserves:



                            Broadway & Seymour, Inc.
          Schedule II - Valuation and Qualifying Accounts and Reserves
              For the Years ended December 31, 1998, 1998 and 1996
                                ($ in thousands)


                                        Balance at       Additions                        Balance at
                                        beginning        charged to      Deductions          end
                                        of period         expense                         of period
                                        ----------       ----------      ----------       -----------
Allowance for doubtful accounts

           December 31, 1998               $ 922          $ 1,400          $  684          $ 1,638
           December 31, 1997                 892            1,046           1,016              922
           December 31, 1996                 941            1,076           1,125              892

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Broadway & Seymour, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 1999, except as to Note 14, which is as of March 5, 1999, appearing in the Company's 1998 Annual Report (which is incorporated by reference in this Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 6, 1999