Form 10-Q
period 1999-03-31
BROADWAY & SEYMOUR INC
filed 1999-05-17
CIK 885533

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

  (Mark one)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission file number 0-20034



                            BROADWAY & SEYMOUR, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                             41-1522214
  -------------------------------                            -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

       128 South Tryon Street
     Charlotte, North Carolina                                      28202
  -------------------------------                                ----------
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

         As of April 30, 1999 there were 9,238,123 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                            Broadway & Seymour, Inc.
                                Table of Contents

                                                                       Page
                                                                      Number
                                                                      ------
Part I Financial Information:

Introduction                                                             3

Item 1.  Financial Statements

         Consolidated Statement of Operations -
              Three months ended March  31, 1999
              and March 31, 1998                                         4

         Consolidated Balance Sheet -
              March 31, 1999 and December 31, 1998                       5

         Consolidated Statement of Cash Flows -
              Three months ended March 31, 1999 and
                March 31, 1998                                           6

         Notes to Consolidated Financial Statements                    7 - 8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           9 - 14


Part II Other Information:

Item 2. Changes in Securities and Use of Proceeds                       15

Item 6. Exhibits and Reports on Form 8-K                              15 - 17

Signature                                                               18



                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF BROADWAY & SEYMOUR, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

Introduction:

         As more fully discussed in the attached notes to the consolidated financial statements and in management's discussion and analysis, Broadway & Seymour, Inc. (the "Company") has entered into an asset purchase agreement to sell its customer relationship management business (the "CRM business") , based in Charlotte, North Carolina, and as such, the CRM business is reflected in the consolidated financial statements as a discontinued operation for the periods presented. Also, effective March 5, 1999 the Company sold all of the outstanding shares of its wholly owned subsidiary The MiniComputer Company of Maryland, Inc. ("TMC"). Accordingly, as of the closing date of the CRM sale, (expected in May
1999) the Company's wholly owned subsidiary, Elite Information Systems, Inc. ("Elite") will comprise the Company's ongoing operations. Tables in the attached notes to the consolidated financial statements and in the management discussion and analysis sections of this report provide summary details of the results of operations of Elite, TMC (prior to the sale) and the Company's headquarters costs.

         As a result of the sales of TMC and CRM, the Company's headquarters will relocate to Los Angeles, California and it is anticipated that the headquarters expenses will decrease in future periods as a result of the Company's smaller size, fewer executive and legal department personnel, lower insurance and other corporate related costs. In addition, the amortization of the excess costs over the fair value of assets acquired are also expected to decrease in future periods due to the sale of TMC as well as certain of the Elite intangible assets reaching full amortization during the first quarter of 1999.

PART I - Financial Information
Item 1. Financial Statements.

                            Broadway & Seymour, Inc.
                      Consolidated Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                    1999           1998
                                                                  --------       --------

Net revenue                                                       $ 12,988       $  8,343
                                                                  --------       --------

Operating expenses:
  Cost of revenue                                                    7,926          5,805
  Research and development                                           1,007            546
  Sales and marketing                                                2,423          1,611
  General and administrative                                         1,374          1,364
                                                                  --------       --------
       Total operating expenses                                     12,730          9,326
                                                                  --------       --------
Operating income (loss)                                                258           (983)
Loss on disposition of non-strategic business units                   (295)          --
Interest income                                                        175            272
Interest expense                                                       (12)           (23)
                                                                  --------       --------
Income (loss) from continuing operations before income taxes           126           (734)
Income tax (provision) benefit for continuing operations               (59)            51
                                                                  --------       --------
Income (loss) from continuing operations                                67           (683)
                                                                  --------       --------
Discontinued operations:
  Income (loss) from discontinued operations, net of tax
     (provision) benefit of $47 and ($51), respectively                (49)           684
                                                                  --------       --------
Net income                                                        $     18       $      1
                                                                  ========       ========


Net income (loss) per share - continuing operations:
    - Basic                                                       $   0.01       ($  0.07)
    - Diluted                                                     $   0.01       ($  0.07)

Net income (loss) per share - discontinued operations
    - Basic                                                       ($  0.01)      $   0.07
    - Diluted                                                     ($  0.01)      $   0.07

Net income (loss) per share
    - Basic                                                       $   0.00       $   0.00
    - Diluted                                                     $   0.00       $   0.00

The accompanying notes are an integral part of these consolidated financial statements.

                            Broadway & Seymour, Inc.
                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)

                                                                            Mar. 31,       Dec. 31,
                                                                              1999           1998
                                                                            --------       --------
                                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                               $ 14,584       $ 15,273
    Receivables                                                               21,601         28,417
    Deferred income taxes                                                      6,712          6,131
    Other current assets                                                       1,095          1,930
    Net assets of discontinued operations                                      3,083           --
                                                                            --------       --------
        Total current assets                                                  47,075         51,751
Property and equipment                                                         1,613          5,167
Software costs                                                                 1,490          3,309
Intangible assets                                                              4,211          4,782
Other assets                                                                     256             87
                                                                            --------       --------
                                                                            $ 54,645       $ 65,096
                                                                            ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable-trade                                                  $  2,741       $  5,070
    Accrued compensation                                                       1,431          3,974
    Other accrued liabilities                                                  3,659          4,758
    Deferred revenue                                                          17,577         22,710
    Income taxes payable                                                       1,230          1,169
                                                                            --------       --------
        Total current liabilities                                             26,638         37,681
                                                                            --------       --------
Deferred income taxes                                                          1,758          1,392
                                                                            --------       --------
Other liabilities                                                               --            1,004
                                                                            --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
    shares were 9,230,123 and 9,228,623, respectively                             92             92
    Paid-in capital                                                           39,085         38,696
    Less treasury stock, at cost, 950,743 shares and 1,038,552
      shares, respectively                                                    (4,604)        (5,427)
    Accumulated deficit                                                       (8,324)        (8,342)
                                                                            --------       --------
        Total stockholders' equity                                            26,249         25,019
                                                                            --------       --------
                                                                            $ 54,645       $ 65,096
                                                                            ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            Broadway & Seymour, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                           Three months ended
                                                                         Mar. 31,      Mar. 31,
                                                                           1999          1998
                                                                        --------       --------
Cash flows from operating activities:
    Net income                                                          $     18       $      1
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      1,167          1,330
        Deferred income taxes                                               (215)          (132)
        (Gain) loss on disposition of non-strategic business units           295         (1,607)
        Loss on disposal of assets                                             2              1
        Changes in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                                1,142          7,477
                Inventories                                                   94            240
                Other assets                                                 200           (442)
                Accounts payable - trade                                  (1,704)        (1,829)
                Accrued compensation                                        (504)          (870)
                Other liabilities                                           (606)          (896)
                Deferred revenue and customer deposits                       281            731
                Income taxes                                                  61           (765)
                                                                        --------       --------
        Net cash provided by operating activities                            231          3,239
                                                                        --------       --------
Cash flows used by investing activities:
    Purchase of property and equipment                                      (206)          (621)
    Investment in software costs                                            --             (281)
    Cash used in business acquisitions/dispositions                         (714)          --
                                                                        --------       --------
        Net cash used by investing activities                               (920)          (902)
                                                                        --------       --------
Cash flows used by financing activities:
    Payments of notes payable and long-term debt                            --              (73)
                                                                        --------       --------
        Net cash used by financing activities                               --              (73)
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents                        (689)         2,264
Cash and cash equivalents, beginning of period                            15,273         17,965
                                                                        --------       --------
Cash and cash equivalents, end of period                                $ 14,584       $ 20,229
                                                                        ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - Basis of Presentation:

         For the periods presented, the Broadway & Seymour, Inc. (the "Company") consolidated financial statements reflect the results of operations and financial position of the Company's wholly owned subsidiaries Elite Information Systems, Inc. ("Elite") and The MiniComputer Company of Maryland, Inc. ("TMC") as well as its corporate headquarters. The Company's customer relationship management business ("CRM" or the "CRM business") , based in Charlotte, NC, is reflected in the consolidated financial statements as a discontinued operation for the periods presented due to the pending sale of this business to Science Applications International Corporation ("SAIC"). Also, effective March 5, 1999 the Company sold all of the outstanding shares of TMC to a holding company owned by TMC management . Accordingly, as of the closing date of the CRM sale (anticipated in May, 1999), Elite will comprise the Company's ongoing operations.

         Elite is a legal and professional services business based in Los Angeles, California and provides a comprehensive suite of financial and practice management software applications for law firms and other professional service organizations of all sizes. Elite's applications include integrated time and billing systems, general ledger and practice management solutions as well as consulting services offered to the legal and professional services markets. Elite's software products are often sold with related services to aid the customer in implementation, data conversion, user training, support and related maintenance of those products.

         The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1999 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 as reported by the Company in its Annual Report on Form 10-K.

         Certain prior year amounts have been reclassified to conform with current year presentation.


Note 2 - Segment Information

         The Company has determined that its reportable segments (as defined by Statement of Financial Accounting Standards Number 131 "Disclosure about Segments of an Enterprise and Related Information") are Elite, CRM and TMC based on each business unit having separate management teams that independently review financial and operating performance, differences in products and services offered, distinct geographical locations and the respective markets served.

         The following table provides key data related to each reportable segment, a summary of non-allocated headquarters costs and a reconciliation to consolidated results for the three months ended March 31, 1999 and 1998. Due to the pending sale of the CRM business (see Note 1) and consistent with the discontinued operations treatment of the CRM business in the consolidated financial statements, the results of operations for the CRM business are excluded from the segment data and the assets of the CRM business are classified as assets held for sale and are included in the Headquarters column as of March 31, 1999.

                            Broadway & Seymour, Inc.
                                  Segment Data
                           ($ In thousands, unaudited)

Three Months Ended March 31, 1999
---------------------------------

                                   Elite      TMC    Headquarters  Consolidated
                                  -------   -------  ------------  ------------
Revenue                           $12,590   $   398     $  --        $12,988
Operating income (loss)           $ 1,389   $    77     $(1,208)     $   258
Depreciation and amortization     $   233   $     5     $   438      $   676
Capital expenditures              $   145   $  --       $    61      $   206

As of March 31, 1999
--------------------
Total assets                      $25,065   $   --      $29,580 (2)  $54,645


Three Months Ended March 31, 1998
---------------------------------

                                   Elite      TMC    Headquarters  Consolidated
                                  -------   -------  ------------  ------------
Revenue                           $ 7,609   $   584     $   150      $ 8,343
Operating income (loss)           $    88   $    99     $(1,170)     $  (983)
Depreciation and amortization     $   192   $    38     $   517      $   747
Capital expenditures              $   107   $  --       $   514      $   621

As of March 31, 1998
--------------------
Total assets                      $24,713   $ 1,239     $39,144 (2)  $65,096


(1) Headquarters operating loss includes the non-allocated costs such as the amortization expense associated with the excess costs over the fair value of assets acquired in the Elite and TMC purchase transactions as well as professional fees, insurance and the costs of the corporate executive and legal departments.

(2) As of March 31, 1999, the total assets of Headquarters include the reclassified net assets of the discontinued CRM operations ($3.1 million) held for sale as well as other unsegregated assets such as substantially all of the cash balances of the Company and the Company's deferred tax assets, liabilities and the net book value of the excess costs over the fair value of assets acquired in the Elite purchase transaction. As of December 31, 1998, the total assets of Headquarters include the assets of the CRM operations as well as other unsegregated assets such as substantially all of the cash balances of the Company and the Company's deferred tax assets, liabilities and the net book value of the excess costs over the fair value of assets acquired in the Elite purchase transaction.


NOTE 3 - Subsequent Events

         On April 12, 1999, the Company entered into a definitive agreement to sell the assets of the CRM business. It is expected that the transaction will result in an after-tax gain upon consummation.

         On April 13, 1999, the Board of Directors of the Company implemented a shareowner rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid April 26, 1999 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

         For the periods presented, the Broadway & Seymour, Inc. (the "Company") consolidated financial statements reflect the results of operations and financial position of its wholly owned subsidiaries Elite Information Systems, Inc. ("Elite") and The MiniComputer Company of Maryland, Inc. ("TMC") as well as its corporate headquarters. The Company's customer relationship management business (the "CRM business") , based in Charlotte, NC, is reflected in the consolidated financial statements as a discontinued operation for the periods presented due to the pending sale of this business to Science Applications International Corporation ("SAIC"). Also, effective March 5, 1999, the Company sold all of the outstanding shares of TMC to a holding company owned by TMC management . Accordingly, as of the closing date of the CRM sale (anticipated in May, 1999), Elite will comprise the Company's ongoing operations.

         Elite is a legal and professional services business based in Los Angeles, California and provides a comprehensive suite of financial and practice management software applications for law firms and other professional service organizations of all sizes. Elite's applications include integrated time and billing systems, general ledger and practice management solutions as well as offering consulting services to the legal and professional services markets. Elite's software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts.

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's services and products and general changes in the economy, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially.

Quarter Ended March 31, 1999 Compared to
         Quarter Ended March 31, 1998


                            Broadway & Seymour, Inc.
                Consolidating Condensed Statements of Operations
                          Quarter Ended March 31, 1999
                            (In thousands, unaudited)

                                                                                 Business
                                             Elite    Headquarters   Subtotal   Sold (TMC)  Consolidated
                                             -----    ------------   --------   ----------  ------------
Revenue                                     $12,590      $      -    $ 12,590      $ 398       $ 12,988
Cost of revenue                               7,196           440       7,636        290          7,926
                                           -------------------------------------------------------------
Gross margin                                  5,394          (440)      4,954        108          5,062
Research and development                      1,007             -       1,007          -          1,007
Sales and marketing                           2,423             -       2,423          -          2,423
General and administrative                      575           768       1,343         31          1,374
                                           -------------------------------------------------------------
Continuing Operations  - Operating Income   $ 1,389      $ (1,208)   $    181      $  77       $    258
                                           -------------------------------------------------------------

                            Broadway & Seymour, Inc.
                Consolidating Condensed Statements of Operations
                          Quarter Ended March 31, 1998
                            (In thousands, unaudited)

                                                                                  Business
                                              Elite   Headquarters   Subtotal    Sold (TMC)  Consolidated
                                              -----   ------------   --------    ----------  ------------
Revenue                                     $ 7,609      $    150    $  7,759      $ 584        $ 8,343
Cost of revenue                               4,879           504       5,383        422          5,805
                                           -------------------------------------------------------------
Gross margin                                  2,730          (354)      2,376        162          2,538
Research and development                        546             -         546          -            546
Sales and marketing                           1,611             -       1,611          -          1,611
General and administrative                      485           816       1,301         63          1,364
                                           -------------------------------------------------------------
Continuing Operations - Operating Income    $    88      $ (1,170)   $ (1,082)     $  99        $ (983)
                                           -------------------------------------------------------------


         Elite revenue increased $5 million (65%) in the first quarter of 1999 over the first quarter of 1998. Revenue growth during the first quarter of 1999 was greatly influenced by higher levels of orders received during 1998, which were 67% above the amount of orders signed during 1997. Most notable was a significant contract signing for a $2.2 million license expansion for a single customer. Elite expects to continue to perform work and recognize revenue under this contract through 1999. Management also believes that the increase in contract signings was due in part to Elite's introduction of products utilizing a wider variety of database platforms and enhancements to existing product functionality. The Year 2000 issue may have also focused an increasing number of professional service firms on replacing their existing systems by the end of 1999. The expansion of Elite's customer base has also increased customer support, training and maintenance revenue.

         Gross margins for the first three months of 1999 increased to 43% of revenue (or $5.4 million) from 36% of revenue (or $2.7 million) in the same period of 1998. A substantial part of Elite's costs of revenue are expenses for deployable resources such as implementation personnel and contract labor. The improved margin principally reflects the increase in revenue and a more efficient utilization of these resources in 1999 to deliver products and services.

         Research and development expenses for 1999 increased $.5 million at Elite to $1 million (or 8% of revenue) from $.5 million (or 7.2% of revenue) in 1998. This increase was principally related to ongoing efforts to develop the next version of the Elite suite of products, based on an advanced object-oriented architecture with enhanced usability features. The Company is committed to maintaining its research and development efforts so it can continue to provide marketable software solutions as the needs of its customer base and target markets change.

         Sales and marketing expenses at Elite increased $.8 million in 1999 to $2.4 million from $1.6 million in 1998. This overall increase in sales and marketing expenses is principally related to business development efforts, reflecting increased commissions and incentive awards for revenue recognized and contract signings achieved in the period. However, the revenue increases were achieved while decreasing the sales and marketing costs as a percentage of revenue from 21% in the first quarter of 1998 to 19% in the same period of 1999.

         General and administrative expenses for 1999 remained relatively consistent with 1998, increasing less than $.1 million. However, as a percentage of revenue the Elite's general and administrative expenses decreased to 5% of revenue in 1999 from 6% of revenue in 1998, reflecting growing revenue while maintaining controls over costs in this area.

         Headquarters expenses include the Company's non-allocated costs such as professional fees, insurance costs, the costs of the corporate executive and legal departments and amortization expense associated with the excess costs over the fair value of assets acquired in the Elite and TMC purchase transactions. The headquarters costs remained relatively consistent from period to period. However, as a result of the relocation of the corporate headquarters to Los Angeles, California and the sale of the CRM business, it is anticipated that the headquarters expenses will decrease in future periods as a result of the Company's smaller size, fewer executive and legal department personnel and their related costs and lower insurance costs. In addition, the amortization of the excess costs over the fair value of assets acquired will also decrease in future periods due to the sale of TMC as well as certain of the Elite intangible assets reaching full amortization during the first quarter of 1999.


Income Taxes:

         The provision for income taxes on continuing operations of $59,000 (47% of the continuing operations pre-tax income) in 1999 exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization, stock compensation expense, and state income taxes. The income tax benefit on continuing operations $51,000 (7 % of the continuing operation pre-tax loss) in 1998 is a direct result of the pre-tax loss, offset, in part, by the permanent difference of non-deductible goodwill amortization, stock compensation expense, and state income taxes. The Company believes that the effective tax rate in 1999 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization associated with the Company's Elite acquisition.

Year 2000 Issues:

         Overview

         Many software products, custom-developed software, and products embedded with microprocessor chips were designed to store, process or perform calculations using only the last two digits of a four-digit year date, for example, "98" rather than "1998". These software systems and embedded products may assume the first two digits of the year date to be "19" and as such they may not be able to process dates with years following 1999. For example, "00" may be treated by certain software systems as the year 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. Companies in all lines of business face issues in addressing whether their software products, custom developed software and third party software used internally, sold by the company or used by their vendors or customers or other entities upon which the company relies, will be able to process data properly relating to dates subsequent to December 31, 1999 ("Year 2000 compliance").

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

         During 1999, the Company will begin developing a contingency plan against Year 2000 failure for its mission critical software applications, hardware and other systems.

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

Liquidity and Capital Resources:

         The Company's cash and cash equivalent balance was $14.6 million at March 31, 1999 and working capital was $20.4 million. The Company had positive cash flows from operations of approximately $.2 million and $3.2 million for the three months ended March 31, 1999 and 1998, respectively.

          The Company has a two-year, $15 million revolving credit facility, against which it has made no borrowings. Based on current operating expectations, the Company does not anticipate drawing on the facility in the near-term. The credit facility expires in July of 1999. The Company currently intends to begin negotiations for a renewal of or a replacement of the credit facility prior to its expiration. Under the current facility, the Company may borrow up to a maximum of 80% of eligible accounts receivable. As of March 31, 1999, the Company had $11.3 million available for borrowing under this facility. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants that require compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of March 31, 1999, the Company was in compliance with such covenants, as amended.

         Management believes that cash and cash equivalents, expected cash proceeds from the sale of CRM, projected cash from operations, and availability under the credit facility (or a similar facility) will be sufficient to meet currently anticipated operating needs.

PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds

         On April 13, 1999, the Board of Directors of the Company implemented a shareowners rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on April 26, 1999,the record date, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.


Item 6. Exhibits and Reports on Form 8-K.

   Exhibit No.                            Description
   -----------                            -----------

3.1 Restated Certificate of Incorporation of Broadway & Seymour, Inc., dated June 16, 1992 (Incorporated by reference to
                  Exhibit 3.1 to the Registrants Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

3.2*              Certificate of Designations

3.3 Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, SEC File No. 33-46672)

4.1*              Specimen share certificate

4.2 Articles 4 and 5 of Broadway & Seymour, Inc.'s Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

4.3 Article II, Section 2.2 of the Company's Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

4.4 Rights Agreement, dated April 14, 1999, between Broadway & Seymour, Inc. and EquiServe Trust Company, N.A. as Rights Agent, including the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock, included as Exhibit A to the Rights Agreement, the forms of Rights Certificate and of Election to Exercise, included as Exhibit B to the Rights Agreement, and the form of Summary of Rights to Purchase Share of Series A Junior Participating Preferred Stock included as Exhibit C to the Rights Agreement. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A dated April 15, 1999)

10.01+ Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, SEC File No. 33-46672)

10.02+ Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended January 31, 1993)

10.03+ Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant's Transition Report on Form 10-K for the Eleven Months Ended December 31, 1993)

10.04+ Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Broadway & Seymour, Inc. dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995)

10.05+ Broadway & Seymour, Inc. 1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement on Form DEFS14A dated August 14, 1996)

10.06 Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., Pragmatix Telephony Solutions, Inc., and Fleet National Bank (as agent and lender) for $15,000,000 secured revolving credit loan dated as of July 23, 1997. (Incorporated by reference to Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.07 Security Agreement by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.08 Security Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.09 Security Agreement by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.10 Security Agreement by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.11 Security Agreement by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report of Form 10-Q for the Quarter Ended June 30, 1997)

10.12 Conditional Trademark Assignment by and between Broadway & Seymour, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.13 Conditional Trademark Assignment by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.14 Conditional Trademark Assignment by and between Elite Information Systems International, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.15 Conditional Trademark Assignment by and between The Minicomputer of Maryland, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit
                  10.30 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.16 Conditional Trademark Assignment by and between Pragmatix Telephony Solutions, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.17             Stock Pledge Agreement by and between Broadway & Seymour, Inc.
                  and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.19 Stock Pledge Agreement by and between Elite Information Systems, Inc. and Fleet National Bank dated as of July 23, 1997 (Incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997)

10.20 First Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated September 30, 1997 (Incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

10.21 Second Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 6, 1998 (Incorporated by reference to Exhibit 10.32 to the Registrant's Annual Report on form 10-K for the year ended December 31, 1997)

10.22 Third Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated May 6, 1998

10.23 Fourth Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated August 7, 1998

10.24 Fifth Amendment to Loan Agreement by and among Broadway & Seymour, Inc., Elite Information Systems, Inc., The Minicomputer Company of Maryland, Inc., Elite Information Systems International, Inc., and Fleet National Bank (as agent and lender) dated February 19, 1999

10.25+ Employment Agreement, dated as of May 29, 1997 (executed June 1, 1997), by and between Broadway & Seymour, Inc. and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.26+ Amendment No. 1 to Employment Agreement for Keith B. Hall dated February 19, 1998

10.27*+ Letter Agreement dated February 18, 1999 between Broadway & Seymour, Inc. and Keith B. Hall.

10.28*+ Amended and Restated Employment Agreement dated as of January 15, 1999 by and between Broadway & Seymour, Inc. and Alan C. Stanford

11*               Computation of earnings per share

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

         * Filed herewith.
         + Management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) Reports on Form 8-K:

        Form 8-K dated April 13, 1999 regarding the implementation shareowner rights plan.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BROADWAY & SEYMOUR, INC.


Date:   May 13, 1999                       By:   /s/ Keith B. Hall
       -------------                           -------------------
                                               Keith B. Hall, Vice President and
                                               Chief Financial Officer