Form 10-Q
period 1999-06-30
ELITE INFORMATION GROUP INC
filed 1999-08-13
CIK 885533

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission file number 0-20034


                          ELITE INFORMATION GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       41-1522214
     ------------------------------                      ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

       5100 WEST GOLDLEAF CIRCLE
        LOS ANGELES, CALIFORNIA                                 90056
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip code)


                                 (323) 642-5200
               --------------------------------------------------
              (Registrant's telephone number, including area code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)


                              Stock Purchase Rights
                                (Title of class)



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

     As of July 31, 1999 there were 9,263,873 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I  FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Statement of Operations --
             Three and six months ended June 30, 1999
             and June 30, 1998                                                    3

        Consolidated Balance Sheet --
             June 30, 1999 and December 31, 1998                                  4

        Consolidated Statement of Cash Flows --
             Six months ended June 30, 1999 and
               June 30, 1998                                                      5

        Notes to Consolidated Financial Statements                              6 - 7

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      7 - 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                11


PART II OTHER INFORMATION:

Item 2. Changes in Securities and Use of Proceeds                                 12

Item 4. Submission of Matters to a Vote of Security Holders                       12

Item 6. Exhibits and Reports on Form 8-K                                          13

SIGNATURE                                                                         14



                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARY OR THIRD PARTIES.


                          ----------------------------

PART I -- Financial Information
Item 1. Financial Statements.

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three months ended          Six months ended
                                                 June 30,     June 30,     June 30,     June 30,
                                                   1999         1998         1999         1998
                                                 --------     --------     --------     --------
Net revenue                                      $ 15,401     $ 10,850     $ 28,389     $ 19,193
                                                 --------     --------     --------     --------
Operating expenses:
  Cost of revenue                                   8,430        7,192       16,356       12,997
  Research and development                          1,008          628        2,015        1,174
  Sales and marketing                               2,407        2,003        4,830        3,614
  General and administrative                        2,386        1,833        3,760        3,197
                                                 --------     --------     --------     --------
       Total operating expenses                    14,231       11,656       26,961       20,982
                                                 --------     --------     --------     --------
Operating income (loss)                             1,170         (806)       1,428       (1,789)
Loss on disposition of non-strategic
  business unit                                        --           --         (295)          --
Interest income                                       270          247          445          519
Interest expense                                      (10)         (12)         (22)         (35)
                                                 --------     --------     --------     --------
Income (loss) from continuing operations
  before income taxes                               1,430         (571)       1,556       (1,305)
Income tax (provision) benefit for
  continuing operations                              (710)          40         (769)          91
                                                 --------     --------     --------     --------
Income (loss) from continuing operations              720         (531)         787       (1,214)
                                                 --------     --------     --------     --------
Discontinued Operations:
  Income (loss) from discontinued operations,
    net of tax (provision) benefit                   (333)      (2,135)        (382)      (1,451)
  Gain on sale of discontinued operations,
    net of tax provision                            4,919           --     $  4,919           --
                                                 --------     --------     --------     --------
Net income (loss)                                $  5,306     $ (2,666)    $  5,324     $ (2,665)
                                                 ========     ========     ========     ========

Net income (loss) per share -- continuing
    operations
    - Basic                                      $   0.09     $  (0.06)    $   0.10     $  (0.13)
    - Diluted                                    $   0.08     $  (0.06)    $   0.09     $  (0.13)

Net income (loss) per share -- discontinued
  operations
    - Basic                                      $  (0.04)    $  (0.23)    $  (0.05)    $  (0.16)
    - Diluted                                    $  (0.04)    $  (0.23)    $  (0.04)    $  (0.16)

Net income per share -- gain on sale of
  discontinued operations
    - Basic                                      $   0.59     $     --     $   0.60     $     --
    - Diluted                                    $   0.57     $     --     $   0.58     $     --

Net income (loss) per share
    - Basic                                      $   0.64     $  (0.29)    $   0.64     $  (0.29)
    - Diluted                                    $   0.62     $  (0.29)    $   0.63     $  (0.29)

Weighted average shares outstanding
    - Basic                                         8,289        9,190        8,263        9,190
    - Diluted                                       8,595        9,190        8,496        9,190


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ELITE INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)

                                                                      June 30,     December 31,
                                                                        1999          1998
                                                                    ---------      -----------
                                                                   (Unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents                                        $ 28,265       $ 15,273
    Receivables                                                        22,493         28,417
    Deferred income taxes                                               5,429          6,131
    Other current assets                                                  887          1,930
                                                                     --------       --------
        Total current assets                                           57,074         51,751
Property and equipment                                                  1,615          5,167
Software costs                                                          1,232          3,309
Intangible assets                                                       3,993          4,782
Other assets                                                              249             87
                                                                     --------       --------
                                                                     $ 64,163       $ 65,096
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable-trade                                           $  4,591       $  5,070
    Accrued compensation                                                2,213          3,974
    Other accrued liabilities                                           5,030          4,758
    Deferred revenue                                                   15,485         22,710
    Income taxes payable                                                3,394          1,169
                                                                     --------       --------
        Total current liabilities                                      30,713         37,681
                                                                     --------       --------
Deferred income taxes                                                   1,350          1,392
                                                                     --------       --------
Other liabilities                                                         488          1,004
                                                                     --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares;
    Issued shares were 9,254,873 and 9,228,623, respectively               92             92
    Paid-in capital                                                    39,142         38,696
    Less treasury stock, at cost, 950,743 shares and 1,038,552
      shares, respectively                                             (4,604)        (5,427)
    Accumulated deficit                                                (3,018)        (8,342)
                                                                     --------       --------
        Total stockholders' equity                                     31,612         25,019
                                                                     --------       --------
                                                                     $ 64,163       $ 65,096
                                                                     ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Six months ended
                                                                        June 30,       June 30,
                                                                          1999           1998
                                                                        --------       --------
Cash flows from operating activities:
    Net income (loss)                                                   $  5,324       ($ 2,665)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                      2,125          2,665
        Deferred income taxes                                                660         (1,539)
        (Gain) loss on disposition of non-strategic business units           295         (1,607)
        Gain on sale of discontinued operations                           (4,919)            --
        Changes in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                                  539         10,326
                Accounts payable -- trade                                    989         (2,698)
                Accrued compensation                                         (16)          (299)
                Deferred revenue and customer deposits                    (2,350)         2,425
                Income taxes                                                (632)          (866)
                Other, net                                                   365             58
                                                                        --------       --------
        Net cash provided by operating activities                          2,380          5,800
                                                                        --------       --------
Cash flows provided (used) by investing activities:
    Purchase of property and equipment                                      (391)        (2,105)
    Investment in software costs                                              --           (584)
    Net proceeds from sale of discontinued operations                     11,717             --
    Cash used in disposition of non-strategic business units                (714)            --
                                                                        --------       --------
        Net cash provided (used) by investing activities                  10,612         (2,689)
                                                                        --------       --------
Cash flows used by financing activities:
    Payments of notes payable and long-term debt                              --           (130)
                                                                        --------       --------
        Net cash used by financing activities                                 --           (130)
                                                                        --------       --------
Net increase in cash and cash equivalents                                 12,992          2,981
Cash and cash equivalents, beginning of period                            15,273         17,965
                                                                        --------       --------
Cash and cash equivalents, end of period                                $ 28,265       $ 20,946
                                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION:

     For the second quarter ended June 30, 1999, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company"), formerly Broadway & Seymour, Inc., reflect as continuing operations the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 3). The operating results for CRM are presented in the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, effective March 5, 1999 the Company sold all of the outstanding shares of The MiniComputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

     The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1999 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 -- CORPORATE NAME CHANGE:

     On May 27, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change its name to Elite Information Group, Inc., from Broadway & Seymour, Inc. The name change became effective on May 27, 1999. The Company also changed its NASDAQ trading symbol to ELTE and will continue to trade as a National Market Issue on the NASDAQ under ELTE.


NOTE 3 -- DISCONTINUED OPERATIONS:

     On May 19, 1999 the Company sold its Customer Relationship Management business, based in Charlotte, NC, to Science Applications International Corporation ("SAIC"). During the second quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition. The gain on sale included certain transaction costs and reserve provisions associated with the sale. The Company received approximately $14.3 million in cash proceeds from the transaction.

     Operating results for CRM are classified as discontinued operations on the Company's Consolidated Statement of Operations. Revenue applicable to discontinued operations was $4,203,000 and $10,911,000 for the second quarter and six months ended June 30, 1999, respectively. Revenue totaled $4,495,000 for the second quarter and $13,992,000 for the six months ended June 30, 1998. Income (loss) from discontinued operations is net of an income tax benefit of $(175,000) for the second quarter and $(222,000) for the six months ended June 30, 1999. Income (loss) from discontinued operations is net of income tax benefits of $(1,372,000) and $(1,321,000) for the three and six months ended June 30, 1998, respectively. The reduced losses for CRM in 1999 from 1998 can be attributed primarily to the effect of a cost reduction program implemented in the third quarter of 1998.

NOTE 4 -- SHAREHOLDER RIGHTS PLAN:

     On April 13, 1999, the Board of Directors of the Company implemented a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on April 26, 1999, the record date, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

     For the second quarter ended June 30, 1999, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company"), formerly Broadway & Seymour, Inc., reflect as continuing operations the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 3 of Notes to Consolidated Financial Statements included in Item 1.). The operating results for CRM are presented on the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, effective March 5, 1999 the Company sold all of the outstanding shares of The MiniComputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

     On May 19, 1999 the Company sold its Customer Relationship Management business, based in Charlotte, NC, to Science Applications International Corporation ("SAIC"). During the second quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition. The gain on sale included certain transaction costs and reserve provisions associated with the sale. The Company received approximately $14.3 million in cash proceeds from the transaction.

     Elite is a legal and professional services business based in Los Angeles, California that provides a comprehensive suite of financial and practice management software applications for law firms and other professional service organizations of all sizes. Elite's applications include integrated time and billing systems, general ledger, accounts payable and practice management solutions such as marketing and contact management, records management and case management. Elite also offers consulting services to the professional services markets. Elite's software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts.

     The Company's revenue increased $4.6 million (42%) to $15.4 million in the second quarter of 1999 from $10.9 million in the second quarter of 1998. Revenue for this year's second quarter included $1.5 million related to one large customer contract. Revenue for the first six months of 1999 increased $9.2 million (48%) to $28.4 million compared to $19.2 million for the same period of 1998. Revenue growth during the second quarter and first six months of 1999 was greatly influenced by higher levels of orders received during 1998, which were 67% above the amount of orders signed during 1997. Management believes that the increase in contract signings in 1998 was due in part to Elite's introduction of products utilizing a wider variety of database platforms and enhancements to existing product functionality. The Year 2000 issue may have also focused an increasing number of professional service firms on replacing their existing systems by the end of 1999. The expansion of Elite's customer base has also increased customer support, training and maintenance revenue.

Gross profit, which represents net revenue less cost of revenue, for the three months ended June 30, 1999 was $7.0 million, an increase of 90% over the $3.7 million in the same period of 1998. The Company's gross margin percent was 45.3% for this year's second quarter compared to 33.7% for the same period last year. For the six months ended June 30, 1999, gross profit was $12.0 million (or 42.4% of revenue), an increase of 94% from $6.2 million (or 32.3% of revenue) for the same period of 1998. The Company's cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, and amounts paid to third party software vendors. Elite's higher 1999 gross margin percent principally reflects improvements in the Company's revenue mix combined with the effect of added efficiency in its contract implementation function.

     Research and development expenses for this year's second quarter increased $.4 million to $1.0 million (or 6.5% of revenue) from $.6 million (or 5.8% of revenue) in 1998. For the six months ended June 30, 1999, research and development expenses increased $.8 million to $2.0 million (or 7.1% of revenue) from $1.2 million (or 6.1% of revenue) in the same period of 1998. Research and development expenses consist primarily of salaries and expenses of the Company's development personnel and outside consultants. The 1999 increase was principally related to ongoing efforts to develop the next version of the Elite suite of products, based on an advanced object-oriented architecture with enhanced usability features. The Company is committed to maintaining its research and development efforts so it can continue to provide marketable software solutions as the needs of its customer base and target markets change. For the first six months of 1999 no software development costs were capitalized. During the second quarter and first six months of 1998, $.3 million and $.6 million of costs were capitalized, respectively.

     Sales and marketing expenses increased $.4 million in the second quarter to $2.4 million (or 15.6% of revenue) from $2.0 million (or 18.5% of revenue) in same period of 1998. For the first six months of 1999, sales and marketing expenses increased $1.2 million to $4.8 million (or 17.0% of revenue) from $3.6 million (or 18.8% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commission, travel and promotional expense. The overall increase in sales and marketing expenses is principally related to added headcount and increased commissions and incentive awards related to the growth in revenue.

     General and administrative expenses increased $.6 million to $2.4 million (or 15.5% of revenue) in the second quarter of 1999 from $1.8 million (or 16.9% of revenue) in second quarter of last year. For the six months ended June 30, 1999, general and administrative expenses increased $.6 million to $3.8 million (or 13.2% of revenue) from $3.2 million (or 16.7% of revenue) in the first six months of 1998. General and administrative expenses consist primarily of salaries of corporate executive, legal, financial and human resources personnel as well as professional fees and insurance costs. Expenses for the second quarter of 1999 include one-time pretax charges totaling approximately $350,000 related to transferring the corporate functions from the Company's former corporate headquarters in Charlotte, NC, to its Los Angeles office, as well as costs related with changing the Company's name (see Note 2 of Notes to Consolidated Financial Statements included in Item 1.). It is anticipated that general and administrative expenses will decrease in future periods as a result of certain cost reductions following the sale of the Company's CRM business.

     The Company reported a loss from discontinued operations of $.3 million and $.4 million for the three and six months ended June 30, 1999, respectively. This compares to losses of $2.1 million and $1.5 million for the same periods of 1998. The reduced losses for CRM in 1999 from 1998 can be attributed primarily to the effect of a cost reduction program implemented in the third quarter of 1998.

     The provision for income taxes on continuing operations for the three and six months ended June 30, 1999 of $.7 million and $.8 million, respectively (50% of the continuing operations pre-tax income) exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization, stock compensation expense, and state income taxes. The income tax benefit on continuing operations of $40,000 and $91,000 (7% of the continuing operations pre-tax loss) in the three and six months ended June 30, 1998, respectively, is a direct result of the pre-tax loss, offset, in part, by the permanent difference of non-deductible goodwill amortization, stock compensation expense, and state income taxes. The Company believes that the effective tax rate in 1999 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.


YEAR 2000 COMPLIANCE:

     Overview

     Many software products, custom-developed software, and products embedded with microprocessor chips were designed to store, process or perform calculations using only the last two digits of a four-digit year date, for example, "98" rather than "1998". These software systems and embedded products may assume the first two digits of the year date to be "19" and as such they may not be able to process dates with years following 1999. For example, "00" may be treated by certain software systems as the year 1900 rather than the year 2000. Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. As a software vendor, the so-called "Year 2000 compliance" issue is an issue that the Company must address with respect to its products as well as software and systems provided by others that the Company uses internally.

     State of Readiness

     The Company has recognized the need to address the Year 2000 compliance issue and in 1997 established a Year 2000 compliance committee to supervise and monitor the planning, performance and assessment of the Company's Year 2000 compliance efforts. This committee has involved members of senior management, product development leaders, information systems management, facilities management and corporate finance management in efforts to develop a comprehensive and coordinated Year 2000 compliance effort. The Company's Year 2000 Project Manager periodically reports plans, progress and issues to executive management.

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


     Proprietary Software Products and Custom Developed Software: In 1997, the Company adopted the widely accepted definition for Year 2000 readiness set out in the "Compliance with British Standards Institution DISC PD2000-1 for Year 2000". In May 1998, following a period of assessment and testing, the Company issued its Year 2000 readiness statement which specifically identified the current versions of each of the Company's proprietary products that met the adopted standard. The Company continues to test new versions of its products for compliance with this standard on an ongoing basis. The Company believes that its current versions of proprietary software products are Year 2000 compliant; however, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software products are integrated with its customers' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The Company has generally not tested its products as integrated in its customers' operating environments. The customers' systems with which the Company's products interoperate may not be Year 2000 compliant which may affect the operation of the Company's products. As a result the Company, in the course of providing its software maintenance services, may incur costs in ascertaining the cause(s) of system failures not caused by its own products. Such costs, if any, that the Company may incur are not estimable, but will generally be charged to customers.

     Some of the Company's former customers and current customers presently use earlier versions of the Company's software products and/or associated custom code, that are not Year 2000 compliant. The Company has made efforts to communicate with these customers to advise them that they will need to upgrade to a Year 2000 compliant version of the Company's software product, revise custom code or implement other alternatives to meet their business needs. Customers paying support fees are entitled to receive software product upgrades as part of their regular maintenance contracts. Customers who have not maintained support agreements with the Company may purchase such upgrades after purchasing maintenance contracts. Changes to custom code provided by the Company that is not Year 2000 compliant are not covered by customer maintenance agreements. Customers may perform necessary Year 2000 changes to such code themselves or engage third parties to perform the changes. Customers may need to upgrade third party products and their host software and hardware systems that share data or interoperate with the Company's products in order to utilize the Company's software upgrades or modified custom or systems integration code. Such costs could impact customer purchasing decisions and may lead customers to choose alternatives to the Company's products or services.

     Third Party Products: Third party products integrated within the Company's products are included in the test plans and compliance efforts that the Company already has underway for its own products. In addition, the Company has obtained certification of Year 2000 compliance from most third party vendors whose products are integrated in the Company's products or that are resold by the Company.

     Infrastructure and Third Party Products Used Internally: The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company is developing test plans for these internal use systems following the same guidelines and standards that it has used for its own products. The

Company has developed test plans for all critical internal use technology systems and the testing of these systems will continue through 1999.

     The Company is in the process of developing a contingency plan against Year 2000 failure for its mission critical software applications, hardware and other systems.

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

     Risks and Costs

     Because of the nature of the Company's business, the Company may be subject to Year 2000 claims or litigation by its customers, including customers of divested businesses where the Company retained potential product liabilities, or other parties. Many customers will incur significant costs in making their information processing systems Year 2000 compliant and may seek to transfer such costs through litigation to information processing industry vendors such as the Company. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse effect on the Company.

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

     The Company has not specifically hired additional personnel or made material purchases of products to address Year 2000 compliance issues, nor does the Company expect it will be necessary to do so. The expenditures made to date have principally related to salary costs of existing personnel assigned to participate at various levels in the Company's compliance efforts and costs associated with upgrading certain business systems. All costs related to achieving Year 2000 compliance are being expensed as incurred. The Company estimates that the costs incurred to date related to Year 2000 compliance efforts range between $.5 and $1.0 million. The Company expects to continue to test current and new versions of its proprietary software, work with vendors of third party software that the Company uses or resells, update and test its inventory of potentially affected internal systems and communicate with vendors and customers regarding the Year 2000 compliance issue. The Company estimates the costs of these efforts will be below $.5 million.


FINANCIAL POSITION:

     The Company's cash and cash equivalents totaled $28.3 million at June 30, 1999 which included approximately $14.3 million cash proceeds ($11.7 million after transaction related payments) from the sale of the CRM business. Working capital at June 30, 1999 was $26.4 million compared to $14.1 million at December 31, 1998.

     The Company has a two-year, $15 million revolving credit facility, against which it has made no borrowings. The credit facility, which was originally to expire in July of 1999, has been extended until September 1999. The Company is currently in negotiations for a renewal or replacement of the credit facility prior to its September expiration. Under the current facility, the Company may borrow up to a maximum of 80% of eligible accounts receivable. As of June 30, 1999, the Company had $8.4 million available for borrowing under this facility. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the loan agreement contains customary covenants that require compliance with certain financial ratios and targets and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of June 30, 1999, the Company was in compliance with such covenants, as amended.

FORWARD LOOKING STATEMENTS:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to market risk for changes in interest rates related to the Company's cash and cash equivalents. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents by limiting default risk, market risk and reinvestment risk by depositing its cash and cash equivalents in major financial institutions.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 13, 1999, the Board of Directors of the Company implemented a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on April 26, 1999, the record date, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of Elite Information Group, Inc. was held on May 27, 1999. The matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, were as follows:

     1. With respect to the proposal to elect two individuals as directors of the Company, 7,479,286 shares were voted for and 45,283 shares against the motion or to withhold authority with respect to one or more nominees, with no broker non-votes.

          Alan Rich and Arthur G. Epker III were elected at the annual meeting as Class III directors. Listed below are the names of the two nominees elected to serve as directors and the four other continuing directors:

          Class I                    Class II                  Class III
          -------                    --------                  ---------
          Christopher K. Poole       David A. Finley           Alan Rich
          Roger Noall                William G. Seymour        Arthur G. Epker III


          The following is a separate tabulation with respect to each nominee elected:

                                                        Against or               Broker
                                       For               Withheld               Non-Votes
                                    ---------           ----------              ---------
          Alan Rich                 7,479,886           45,823                      0
          Arthur G. Epker III       7,479,286           46,423                      0


     2. With respect to the proposal to amend the Company's Certificate of Incorporation to change the Company's name to Elite Information Group, Inc., 4,597,771 shares were voted for and 42,754 were voted against, with 15,757 abstaining, and 2,869,427 broker non-votes.


     3. With respect to the proposal to ratify the appointment of independent public accountants, 7,490,506 shares were voted for and 26,681 were voted against, with 8,522 abstaining, and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

Exhibit No.                            Description
-----------                            -----------
   3.1       Restated Certificate of Incorporation of Elite Information Group, Inc. (formerly
             Broadway & Seymour, Inc.), dated June 16, 1992

   3.2       Certificate of Amendment of Certificate of Incorporation of Elite Information Group,
             Inc. (formerly Broadway & Seymour, Inc.), dated May 27, 1999 (Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed June
             3, 1999)

   10.1      Severance Agreement by and between Elite Information Group, Inc. (formerly Broadway
             & Seymour, Inc.) and Barry D. Emerson, dated May 10, 1999

   10.2      Employment Agreement by and between Elite Information Group, Inc. (formerly Broadway
             & Seymour, Inc.) and Christopher K. Poole, dated June 1, 1999

   10.3      Allonge to Promissory Note by and between Elite Information Group, Inc. (formerly
             Broadway & Seymour, Inc.) and Fleet National Bank dated July 23, 1999

   11        Computation of earnings per share

   27        Financial Data Schedule, which is submitted electronically to the Securities and
             Exchange  Commission for information only and not filed.


(b)  REPORTS ON FORM 8-K:

     Form 8-K dated April 13, 1999 regarding the implementation of a shareholder rights plan

     Form 8-K dated May 19, 1999 regarding:

     a)   The sale of the Company's Customer Relationship Management business

     b) Amendment to the Company's Certificate of Incorporation to change its name to Elite Information Group, Inc.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELITE INFORMATION GROUP, INC.


Date: August 12, 1999                   By: /s/ Barry D. Emerson
                                            ------------------------------------
                                            Barry D. Emerson, Vice President,
                                            Treasurer, Chief Financial Officer