Form 10-Q
period 1999-09-30
ELITE INFORMATION GROUP INC
filed 1999-11-12
CIK 885533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission file number 0-20034

                          ELITE INFORMATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      41-1522214
          --------                                      ----------
(State or other jurisdiction                         (I.R.S. Employer
     of incorporation or                            Identification No.)
       organization)

  5100 WEST GOLDLEAF CIRCLE
   LOS ANGELES, CALIFORNIA                                90056
   -----------------------                                -----
    (Address of principal                               (Zip code)
     executive offices)

                                 (323) 642-5200
                                 --------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

        As of November 1, 1999 there were 9,316,623 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS


                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Statement of Operations -
           Three and nine months ended September 30, 1999
           and September 30, 1998                                               3

        Consolidated Balance Sheet -
           September 30, 1999 and December 31, 1998                             4

        Consolidated Statement of Cash Flows -
           Nine months ended September 30, 1999 and
             September 30, 1998                                                 5

        Notes to Consolidated Financial Statements                            6 - 7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        7 - 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk             11


PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                       12

SIGNATURE                                                                      13


                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          Elite Information Group, Inc.
                      Consolidated Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                          Three months ended                 Nine months ended
                                                                              September 30,                    September 30,
                                                                         1999             1998             1999             1998
                                                                       --------         --------         --------         --------
Net revenue                                                            $ 15,381         $ 12,385         $ 43,770         $ 31,578
                                                                       --------         --------         --------         --------

Operating expenses:
  Cost of revenue                                                         8,974            7,643           25,330           20,640
  Research and development                                                1,125              825            3,140            1,999
  Sales and marketing                                                     2,203            2,310            7,033            5,924
  General and administrative                                              1,437            1,703            5,197            4,900
                                                                       --------         --------         --------         --------
       Total operating expenses                                          13,739           12,481           40,700           33,463
                                                                       --------         --------         --------         --------
Operating income (loss)                                                   1,642              (96)           3,070           (1,885)
Loss on disposition of non-strategic business unit                           --               --             (295)              --
Interest income, net                                                        354              246              777              730
                                                                       --------         --------         --------         --------
Income (loss) from continuing operations before income taxes              1,996              150            3,552           (1,155)
Income tax (provision) benefit for continuing operations                   (779)             (11)          (1,548)              80
                                                                       --------         --------         --------         --------
Income (loss) from continuing operations                                  1,217              139            2,004           (1,075)
                                                                       --------         --------         --------         --------
Discontinued Operations:
  Income (loss) from discontinued operations, net of tax
    (provision) benefit                                                      --           (2,851)            (382)          (4,304)
  Gain on sale of discontinued operations, net of tax provision              --               --            4,919               --
                                                                       --------         --------         --------         --------
Net income (loss)                                                      $  1,217         $ (2,712)        $  6,541         $ (5,379)
                                                                       -=======         ========         ========         ========

Net income (loss) per share - continuing operations
    - Basic                                                            $   0.15         $   0.02         $   0.24         $  (0.12)
    - Diluted                                                          $   0.14         $   0.02         $   0.23         $  (0.12)

Net income (loss) per share - discontinued operations
    - Basic                                                            $     --         $  (0.33)        $  (0.05)        $  (0.48)
    - Diluted                                                          $     --         $  (0.33)        $  (0.04)        $  (0.48)

Net income per share - gain on sale of discontinued operations
    - Basic                                                            $     --         $     --         $   0.59         $     --
    - Diluted                                                          $     --         $     --         $   0.58         $     --

Net income (loss) per share
    - Basic                                                            $   0.15         $  (0.31)        $   0.79         $  (0.60)
    - Diluted                                                          $   0.14         $  (0.31)        $   0.77         $  (0.60)

Weighted average shares outstanding
    - Basic                                                               8,322            8,765            8,283            9,023
    - Diluted                                                             8,604            8,765            8,535            9,023



  The accompanying notes are an integral part of these consolidated financial statements.

                          Elite Information Group, Inc.
                           Consolidated Balance Sheet
                 (In thousands, except share and per share data)


                                                                             September 30,   December 31,
                                                                                 1999             1998
                                                                             -------------   ------------
                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                 $   30,448       $   15,273
    Receivables                                                                   21,077           28,417
    Deferred income taxes                                                          4,236            6,131
    Other current assets                                                             810            1,930
                                                                              ----------       ----------
        Total current assets                                                      56,571           51,751
Property and equipment                                                             1,611            5,167
Software costs                                                                       975            3,309
Intangible assets                                                                  3,775            4,782
Other assets                                                                         246               87
                                                                              ----------       ----------
                                                                              $   63,178       $   65,096
                                                                              ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable-trade                                                    $    4,654       $    5,070
    Accrued compensation                                                           2,901            3,974
    Other accrued liabilities                                                      4,917            4,758
    Deferred revenue                                                              15,858           22,710
    Income taxes payable                                                             791            1,169
                                                                              ----------       ----------
        Total current liabilities                                                 29,121           37,681
                                                                              ----------       ----------
Deferred income taxes                                                                924            1,392
                                                                              ----------       ----------
Other liabilities                                                                    244            1,004
                                                                              ----------       ----------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
    shares were 9,291,873 and 9,228,623, respectively                                 92               92
    Paid-in capital                                                               39,202           38,696
    Less treasury stock, at cost, 950,743 shares and 1,038,552
      shares, respectively                                                        (4,604)          (5,427)
    Accumulated deficit                                                           (1,801)          (8,342)
                                                                              ----------       ----------

        Total stockholders' equity                                                32,889           25,019
                                                                              ----------       ----------
                                                                              $   63,178       $   65,096
                                                                              ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                          Elite Information Group, Inc.
                      Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                               Nine months ended
                                                                                September 30,
                                                                             1999            1998
                                                                          --------         --------
Cash flows from operating activities:
    Net income (loss)                                                     $  6,541         $ (5,379)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                        2,770            3,990
        Deferred income taxes                                                1,427           (1,076)
        Restructuring charge                                                     -              639
        (Gain) loss on disposition of non-strategic business units             295           (1,762)
        Gain on sale of discontinued operations                             (4,919)               -
        Changes in assets and liabilities excluding effects of
          disposition of non-strategic business units
                Receivables                                                  1,940           11,270
                Accounts payable - trade                                     1,052           (2,632)
                Accrued compensation                                           748              419
                Deferred revenue and customer deposits                      (1,979)           2,971
                Income taxes                                                  (378)          (2,589)
                Other, net                                                     316              151
                                                                          --------         --------
        Net cash provided by operating activities                            7,813            6,002
                                                                          --------         --------

Cash flows provided (used) by investing activities:
    Purchase of property and equipment                                        (558)          (2,646)
    Investment in software costs                                                 -             (838)
    Net proceeds from sale of discontinued operations                        8,619                -
    Cash used in disposition of non-strategic business units                  (699)               -
                                                                          --------         --------
        Net cash provided (used) by investing activities                     7,362           (3,484)
                                                                          --------         --------
Cash flows used by financing activities:
    Payments of notes payable and long-term debt                                 -             (138)
    Purchase of treasury stock                                                   -           (4,935)
                                                                          --------         --------
        Net cash used by financing activities                                    -           (5,073)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                        15,175           (2,555)
Cash and cash equivalents, beginning of period                              15,273           17,965
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $ 30,448         $ 15,410
                                                                          ========         ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

        For the periods presented, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect as continuing operations the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. During the third quarter of 1999, the Company began start-up operations of its new Elite.com subsidiary, the results for which are included in the third quarter financial statements. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 3). The operating results for CRM are presented in the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, effective March 5, 1999 the Company sold all of the outstanding shares of The Minicomputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

        The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1999 and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 - CORPORATE NAME CHANGE:

        On May 27, 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to change its name to Elite Information Group, Inc., from Broadway & Seymour, Inc. The name change became effective on May 27, 1999. The Company also changed its NASDAQ trading symbol to ELTE and will continue to trade as a National Market Issue on the NASDAQ under ELTE.

NOTE 3 - DISCONTINUED OPERATIONS:

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

        Operating results for CRM are classified as discontinued operations on the Company's Consolidated Statement of Operations. Revenue applicable to discontinued operations for the current year through the May 19, 1999 sale was $10,911,000. Revenue totaled $5,120,000 for the third quarter and $19,112,000 for the nine months ended September 30, 1998. Income (loss) from discontinued operations for 1999 is net of an income tax benefit of $(222,000). Income (loss) from discontinued operations is net of income tax benefits of $(1,216,000) and $(2,537,000) for the three and nine months ended September 30, 1998, respectively.

NOTE 4 - SHAREHOLDER RIGHTS PLAN:

        On April 13, 1999, the Board of Directors of the Company implemented a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on April 26, 1999, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.

NOTE 5 - CREDIT FACILITY:

        The Company recently made the decision to change banking relationships and chose not to renew its two-year, $15 million revolving credit facility, which the Company allowed to expire in October 1999. The Company is in the process of negotiating a new revolving credit facility with another financial institution, which the Company expects to be effective in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

        The consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect as continuing operations the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. During the third quarter of 1999 the Company began operations of its new Elite.com subsidiary, and incurred start-up expenses of approximately $600,000 for the quarter. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 3 of Notes to Consolidated Financial Statements included in Item 1.). The operating results for CRM are presented on the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, effective March 5, 1999 the Company sold all of the outstanding shares of The Minicomputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

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

        Based in Los Angeles, California, Elite provides a comprehensive suite of financial and practice management software applications for law firms and other professional service organizations of all sizes. Elite's applications include integrated time and billing systems, general ledger, accounts payable and practice management solutions such as marketing and contact management, records management and case management. Elite also offers consulting services to the professional services markets. Elite's software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts.

        The Company's revenue increased $3.0 million (24%) to $15.4 million in the third quarter of 1999 from $12.4 million in the third quarter of 1998. Revenue for the first nine months of 1999 increased $12.2 million (39%) to $43.8 million compared to $31.6 million for the same period of 1998. Revenue growth during the third quarter and first nine months of 1999 was greatly influenced by the higher levels of orders received during 1998, which were 67% above the amount of orders signed during 1997. Management believes that the increase in contract signings in 1998 was due in part to Elite's introduction of products utilizing a wider variety of database platforms and enhancements to existing product functionality. The Year 2000 issue may have also focused an increasing number of professional service firms on replacing their existing systems by the end of 1999. The continued expansion of Elite's customer base has also increased customer support, training and maintenance revenue.

        The Company's signed contract backlog totaled $13.7 million as of September 30, 1999, compared to a record $26.4 million as of December 31, 1998. Backlog represents the amount of unearned software license and implementation revenue on signed customer contracts.

        Gross profit, which represents net revenue less cost of revenue, for the three months ended September 30, 1999 was $6.4 million, an increase of 35% over the $4.7 million in the same period of 1998. The Company's gross margin percent was 41.7% for this year's third quarter compared to 38.3% for the same period last year. For the nine months ended September 30, 1999, gross profit was $18.4 million (or 42.1% of revenue), an increase of 69% from $10.9 million (or 34.6% of revenue) for the same period of 1998. The Company's cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company's customer support department, and amounts paid to third party software vendors. Elite's higher 1999 gross margin percent principally reflects improvements in the Company's revenue mix combined with the effect of added efficiency in its contract implementation function.

        Research and development expenses for this year's third quarter increased $.3 million to $1.1 million (or 7.3% of revenue) from $.8 million (or 6.7% of revenue) in 1998. For the nine months ended September 30, 1999, research and development expenses increased $1.1 million to $3.1 million (or 7.2% of revenue) from $2.0 million (or 6.3% of revenue) in the same period of 1998. Research and development expenses consist primarily of salaries and expenses of the Company's development personnel and outside consultants. The third quarter 1999 increase over the same period of last year can be attributed primarily to start-up costs related to the Company's Elite.com subsidiary. The higher expenses for the first nine months of 1999 also reflect ongoing efforts to develop the next version of the Elite suite of products, based on an advanced object-oriented architecture with enhanced usability features. The Company is committed to maintaining its research and development efforts so it can continue to provide marketable software solutions as the needs of its customer base and target markets change. For the first nine months of 1999 no software development costs were capitalized. During the third quarter and first nine months of 1998, $.1 million and $.2 million of costs were capitalized, respectively.

        Sales and marketing expenses decreased $.1 million in the third quarter to $2.2 million (or 14.3% of revenue) from $2.3 million (or 18.7% of revenue) in same period of 1998. For the first nine months of 1999, sales and marketing expenses increased $1.1 million to $7.0 million (or 16.1% of revenue) from $5.9 million (or 18.8% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commission, travel and promotional expense. The third quarter 1999 decrease in sales and marketing expenses compared to the prior year is primarily due to lower commissions and incentives related in part to lower contract signing volume. The expense increase through the first nine months in 1999 over the same period in 1998 is principally related to added headcount and increased commissions and incentive awards related to the growth in revenue.

        General and administrative expenses decreased $.3 million to $1.4 million (or 9.3% of revenue) in the third quarter of 1999 from $1.7 million (or 13.8% of revenue) in third quarter of last year. For the nine months ended September 30, 1999, general and administrative expenses increased $.3 million to $5.2 million (or 11.9% of revenue) from $4.9 million (or 15.5% of revenue) in the first nine months of 1998. General and administrative expenses consist primarily of salaries of corporate executive, legal, financial and human resources personnel as well as professional fees and insurance costs.

        The decrease in general and administrative expenses in the third quarter of 1999 versus the prior year is primarily related to lower salaries and other costs following the sale of the Company's CRM business (see Note 3 of Notes to Consolidated Financial Statements included in Item 1.). This reduction was partially offset by certain one-time costs incurred in the quarter for outside consulting services. Higher general and administrative expenses for the first nine months of this year compared to the same period in 1998 are primarily the result of one-time pretax charges in the second quarter of 1999 totaling approximately $350,000 related to transferring the corporate functions from the Company's former corporate headquarters in Charlotte, NC, to its Los Angeles office, as well as costs related with changing the Company's name (see Note 2 of Notes to Consolidated Financial Statements included in Item 1.).

        The Company sold its CRM business in the second quarter of 1999 and therefore had no results from discontinued operations for the third quarter. The Company reported a loss from discontinued operations for 1999 year-to-date of $.4 million. This compares to losses of $2.9 million and $4.3 million for third quarter and first nine months of 1998. In the second quarter of this year the Company recorded a one time, non-recurring, after-tax gain on the sale of discontinued operations related to the sale of its CRM business of $4.9 million. See Note 3 of Notes to Consolidated Financial Statements included in Item 1 for a more detailed explanation of the Company's discontinued operations.

        The provision for income taxes on continuing operations for the three and nine months ended September 30, 1999 of $.8 million and $1.5 million, respectively (39% and 44% of continuing operations pre-tax income, respectively) exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization, stock compensation expense, and state income taxes. The reduced income tax provision for the third quarter of 1999 is due to a year to date adjustment in the Company's effective tax rate based on current profit expectations for the year. The income tax provision on continuing operations for the third quarter of 1998 was $11,000 (representing 7% of the continuing operations pre-tax income). For the nine months ended September 30, 1998 the Company recorded an income tax benefit on continuing operations of $80,000 (representing 7% of the continuing operations pre-tax loss). The Company believes that the effective tax rate in 1999 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.

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

        Infrastructure and Third Party Products Used Internally: The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company has developed test plans for these internal use systems following the same guidelines and standards that it has used for its own products. The Company has developed test plans for all critical internal use technology systems and the testing of these systems will continue through 1999.

        The Company has developed a contingency plan against Year 2000 failure for its mission critical software applications, hardware and other systems.

        The majority of non-information technology systems on which the Company relies in its operations are owned and managed by the lessors of the buildings in which the Company's offices are located. The Company has developed checklists of critical systems upon which it relies and certification documents have been sought from its lessors and other appropriate providers as applicable regarding Year 2000 compliance of their systems.

        Risks and Costs

        Because of the nature of the Company's business, the Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses, where the Company retained potential product liabilities, including the CRM business; or other parties. Many customers will incur significant costs in making their information processing systems Year 2000 compliant and may seek to transfer such costs through litigation to information processing industry vendors such as the Company. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse effect on the Company.

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

FINANCIAL POSITION:

        The Company's cash and cash equivalents totaled $30.4 million at September 30, 1999, which included approximately $8.6 million of net cash proceeds from the sale of the CRM business after income tax and other transaction related payments. The Company generated positive cash flow from operating activities of approximately $7.8 million and $6.0 million for the nine months ended September 30, 1999 and 1998, respectively. Working capital at September 30, 1999 was $27.5 million compared to $14.1 million at December 31, 1998.

        The Company recently made the decision to change banking relationships and chose not to renew its two-year, $15 million revolving credit facility, which the Company allowed to expire in October 1999. The Company is in the process of negotiating a new revolving credit facility with another financial institution, which the Company expects to be effective in the fourth quarter of 1999.

        Management believes that the Company's cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company's future cash requirements.

FORWARD LOOKING STATEMENTS:

        This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's existing services and products in the Company's existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services, customer acceptance of new products and services and general changes in the economy, Year 2000 risks discussed in the "Year 2000 Compliance" section of this 10Q report, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:


  Exhibit No.                      Description
  -----------                      -----------
11               Computation of earnings per share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


(b) REPORTS ON FORM 8-K:

    None.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ELITE INFORMATION GROUP, INC.

Date:   November 11, 1999           By:     Barry D. Emerson
                                        ----------------------------------
                                        Barry D. Emerson, Vice President,
                                        Treasurer, Chief Financial Officer