Form 10-K
period 1999-12-31
ELITE INFORMATION GROUP INC
filed 2000-03-30
CIK 885533

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
 (Mark one)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the fiscal year ended December 31, 1999

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________to _______________.

                         Commission file number 0-20034

                          ELITE INFORMATION GROUP, INC.
                       (Formerly Broadway & Seymour, Inc.)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                41-1522214
              --------                                ----------
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)

        5100 WEST GOLDLEAF CIRCLE
         LOS ANGELES, CALIFORNIA                          90056
         -----------------------                          -----
(Address of principal executive offices)                (Zip code)

                                 (323) 642-5200
              (Registrant's telephone number, including area code)

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

           The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 computed by reference to the closing sale price on such date, was $71,022,545. As of the same date, 9,376,373 shares of Common Stock, $.01 par value, were outstanding. For purposes of this calculation, Solution 6 Holdings Limited and its affiliates, which are conducting a pending tender offer for all the issued and outstanding shares of Common Stock of the registrant, were not considered affiliates of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's 1999 Annual Report (the "Annual Report"), filed as an Exhibit hereto, are incorporated herein by reference into Parts II and IV.

================================================================================

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

        Elite Information Group, Inc. ("Elite" or the "Company") is the parent company to Elite Information Systems, Inc. and Elite.com, Inc. Elite Information Systems is an international software product and services company that provides a comprehensive suite of financial and practice management software applications for law firms and other professional service organizations of all sizes. Elite Information Systems' software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company's new Elite.com subsidiary provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.


GENERAL DEVELOPMENT OF THE BUSINESS

        The Company was incorporated in 1985 in connection with the acquisition of Broadway & Seymour, Inc., a North Carolina corporation that had been doing business since 1981. The Company followed a strategy of growth through the acquisition of products and businesses through mid-1995. Operations were reorganized to integrate independent business units, and certain non-core business units were disposed of in 1995, 1996 and 1997.

        On May 19, 1999 the Company sold its Customer Relationship Management business ("CRM"), based in Charlotte, NC, to Science Applications International Corporation ("SAIC"). Following the CRM business sale, the Company changed its name from Broadway & Seymour, Inc. to Elite Information Group, Inc., to reflect the Company's new single-purpose business. The Company also changed its NASDAQ trading symbol to ELTE and continues to be traded as a National Market Issue on the NASDAQ.

        During the third quarter of 1999 the Company began start up operations of its new Elite.com subsidiary. Elite.com provides Internet-based time tracking and billing services to smaller professional services firms. These services became available to customers in January 2000, offered through the Elite.com Web site.

        On December 14, 1999 the Company entered into a merger agreement to be acquired by Solution 6 Holdings Limited ("Solution 6") (ASX:SOH), which is based in Sydney, Australia. As contemplated in the merger agreement, on December 21, 1999 Solution 6 initiated an all cash tender offer to purchase 100% of the outstanding shares of Elite common stock. The tender offer is conditioned upon, among other things, Solution 6 acquiring a majority of the fully diluted share capital of Elite and obtaining necessary regulatory approvals. The merger agreement may be terminated by either party without cause if the tender offer has not been consummated by May 1, 2000. On January 6, 2000, the Company announced that the Federal Trade Commission ("FTC") had requested additional information and documentary material in connection with its review of the proposed merger. The FTC request has resulted in an extension of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and, accordingly, the tender offer has been extended to permit the FTC to complete its review of the proposed merger. The Company can give no assurance as to the timing or outcome of the FTC's review or as to the timing or completion of the tender offer and merger.

BUSINESS STRATEGY

        The Company's strategy is to develop and market industry-leading practice management solutions for the professional service automation (PSA) market. The company currently offers software and internet-based services to assist in timekeeping, billing and related business management functions for legal, accounting, consulting, public relations and other professional services firms.

        Through its Elite Information Systems subsidiary, the Company continues to develop and market its client-server Windows and internet/intranet based financial and practice management products (see "Product and Services Based Solutions" below), while also focusing efforts on the planned release of its 32-bit system with enhanced query capabilities and object-oriented architecture. The Company markets its financial and practice management tools principally to law firms in the United States, Canada, the United Kingdom and Europe. However, the Company continues to focus on expanding its market presence in other segments of the services industry, including accounting, actuarial, consulting, advertising, public relations and other services firms.

        Elite Information Systems has an extensive field operations unit that performs services including installation, implementation, data conversion, training and consulting on its products. The Company's Professional Services unit also provides follow-on consulting and technical services to its client base on a fee for services basis. Principally all Elite customers contract with the Company for maintenance and telephone support services on an annual basis.

        Expanding on its efforts to develop and market web-based products, in the third quarter of 1999 the Company began start up operations of its new Elite.com subsidiary. Elite.com's strategy is to provide smaller professional service firms with efficient, low cost, time and billing applications via the Internet. Elite.com focuses its hosted Internet-based services on the solo practitioner and small firms in the legal, accounting, management and computer consulting, and engineering markets. These services became available to customers in January 2000, offered through the Elite.com Web site.


PRODUCT AND SERVICES BASED SOLUTIONS

                Software products mentioned in this document are for identification purposes only and may be trademarks of Elite Information Group, Inc., its subsidiaries or third parties.

        SOFTWARE PRODUCTS

                The Company's software solutions incorporate client-server and open systems architecture using either a Windows or internet browser interface and can be run on multiple operating systems and major databases including Unix, Windows NT Server, Microsoft SQL Server and Informix.

                Elite Professional Billing System is a comprehensive accounting and information management software product serving legal and professional service firms. The Professional Billing System responds to clients' billing requirements with on-line management information and processes.

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

                Elite Marketing System is a comprehensive marketing and practice development tool that tracks relationships, manages mailings and monitors the effectiveness of client development efforts.

                Elite Conflict of Interest Module is an integrated software tool for checking conflicts of interest, based on a full-text search engine.

                Elite Records Management Module is a software tool for managing both internal and external records, with bar code support and integration with the Elite Conflict of Interest System.

                Elite WebView is a software tool that summarizes key information from all Elite applications in a simple and concise manner within a web-browser. By using built in HTML hyperlinks, a user can quickly move from application to application.

                Elite TimeTrax is an integrated software tool for time and expense entry and tracking.

                Elite Profitability System is a software tool developed to help companies track the profitability of their firm by client, engagement, office, department and timekeeper.

                WorkFlow is a software application designed to automate paper-intensive processes by using electronic forms, pre-defined routing of these forms, and password-based approval of the transactions represented by these forms.

                Event Driven Reporting is an integrated software tool that delivers critical information to managers, administrators, firm committees, internal staff and clients, in an efficient and timely manner, electronically.


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


        ELITE.COM SERVICES

                Through its Elite.com subsidiary the Company provides Internet-based time tracking and invoicing solutions that are designed to address the specific needs of smaller fee-based businesses including legal, accounting, management and computer consulting, and engineering firms. Using a standard Web browser and Internet connection, customers can track time and expenses, produce invoices, generate information reports, manage accounts receivable and streamline a variety of other practice management functions.

        RESEARCH AND DEVELOPMENT

                To meet the changing needs of the professional services industry, the Company expends resources to continually develop and enhance its proprietary software products. The Company believes that ongoing commitment to research and development is important to the long-term success of the business.

                For the years ended December 31, 1999, 1998 and 1997, the Company's total research and development expenditures from continuing operations (including capitalized costs) were $4.4 million, $3.3 million and $1.7 million, respectively.

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

                The Company maintains a direct sales force where sales personnel are given sales responsibility within their targeted regional and customer markets. Additionally, senior management and technical subject matter experts within the Company are directly involved in obtaining and supporting relationships.

                The Company's business strategy also emphasizes sales to existing customers. Follow-on sales to existing customers include system upgrades, expansion of license rights, migration to new products and maintenance and support services.


        CUSTOMERS

                The Company serves a client base in the legal and other professional services markets. Elite's customers include over one-third of the top 1,000 law firms in the United States, several large firms in the United Kingdom and the largest law firm in the world. Other professional services markets include accounting, consulting, public relations, financial services, actuarial, government, software, security, insurance, market research and systems integration. In addition, through Elite.com, the Company serves small and sole practitioner firms in similar professional services markets.

                The Company provides software solutions under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis.

                The majority of the Company's revenue is concentrated in the legal services industry. However, no single customer accounts for 10% or more of the Company's consolidated revenue.


        GEOGRAPHIC INFORMATION

                The Company's assets are principally located in North America. The Company's revenue is principally generated in the United States, however for the years ending December 31, 1999, 1998 and 1997 the Company's revenue generated outside the United States represented 16%, 17% and 22% of the consolidated revenue, respectively. For those same periods, revenue generated in Europe represented approximately 13%, 13% and 20% of consolidated revenue, respectively. Since the Company's contracts with non-U.S. customers generally denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company's contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts.


        COMPETITION

                The Company's markets are very competitive, due in part to the rapidly changing technology underlying the Company's products and services. The Company produces a number of different software modules and applies those modules across the professional services markets. The Company has a number of competitors for each module and in each market. Some of these competitors compete with the Company with regard to a number of modules or markets. Some of these competitors have greater financial, technical and marketing resources than the Company. The Company believes that no one single competitor is dominant across all markets in which the Company participates.

                The Company believes that competitive factors for engagements in the professional services markets include knowledge of the industry, capabilities of resources, technologies utilized, ease of use and ability to customize solutions, breadth of functionality of solutions and price.


        BACKLOG

                A significant portion of the Company's revenue is derived from work to be performed under long-term contracts entered into in the ordinary course of business. At December 31, 1999 and 1998, the Company had unearned revenue from signed customer contracts (continuing operations) of approximately $11.6 million and $26.4 million, respectively. The reduction in backlog can be attributed to lower levels of signed contracts in 1999.


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

                At February 29, 2000, the Company had 277 full-time employees. None of the Company's employees are represented by a labor union.


        COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

                The Company currently markets several proprietary software products. Apart from a limited number of third party components, the bulk of the Company's products consist of software, and related documentation, developed by the Company for which the Company holds the copyright. The Company distributes its software only subject to licenses, which restrict the licensee's rights to use and disclose the software so as to protect the Company's rights. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.

                The Company believes that its services and products do not infringe on the intellectual property rights of its customers or other third parties. However, particularly given the rapid changes in patent law, there can be no assurance that an infringement claim will not be asserted against the Company in the future. Any such claim, if resolved against the Company, could adversely affect the Company's reputation, preclude it from offering certain products and services, and subject it to substantial liability.


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

                During the Year 2000 date transition, the Company did not experience any failure of mission critical systems nor has it experienced any significant problem with regard to third party suppliers. Similarly, to management's knowledge, the Company's customers have not experienced any significant Year 2000 problems with the Company's software products and services. The Company does not anticipate any material adverse effect to its business or its customers in the future as a result of Year 2000 related problems with the Company's products; however, it is possible that such problems might still arise.

        State of Readiness

                The Company recognized the need to address the Year 2000 compliance issue and in 1997 established a Year 2000 compliance committee to supervise and monitor the planning, performance and assessment of the Company's Year 2000 compliance efforts. In the second half of 1997, the Company began developing an inventory list of all its proprietary software products, third party products it incorporates in its products or resells, infrastructure and internal use products, facilities and office service systems and hardware products upon which it relies. The Company's Year 2000 committee appointed individual team leaders from various functional areas to be responsible for the efforts of assessing Year 2000 compliance for each of the inventory list items.

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

                Some of the Company's former customers and current customers presently use earlier versions of the Company's software products and/or associated custom code that are not Year 2000 compliant. The Company has made efforts to communicate with these customers to advise them that they will need to upgrade to a Year 2000 compliant version of the Company's software product, revise custom code or implement other alternatives to meet their business needs.

                Third Party Products: Third party products integrated within the Company's products are included in the test plans and compliance efforts that the Company has for its own products. In addition, the Company has obtained certification of Year 2000 compliance from most third party vendors whose products are integrated in the Company's products or that are resold by the Company.

                Infrastructure and Third Party Products Used Internally: The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company has developed test plans for these internal use systems following the same guidelines and standards that it has used for its own products. The Company has developed test plans for all critical internal use technology systems and the testing of these was completed in 1999.

        Risks and Costs

                Because of the nature of the Company's business, the Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses where the Company retained potential product liabilities, including the CRM business; or other parties. Many customers may have incurred significant costs in making their information processing systems Year 2000 compliant and may seek to transfer such costs through litigation to information processing industry vendors such as the Company. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse effect on the Company. To date, the Company has not been subject to any such claims or litigation.

                The Company did not specifically hire additional personnel or make material purchases of products to address Year 2000 compliance issues. The expenditures made to date have principally related to salary costs of existing personnel assigned to participate at various levels in the Company's compliance efforts and costs associated with upgrading certain business systems. All costs related to achieving Year 2000 compliance are being expensed as incurred. The Company estimates that the costs incurred to date related to Year 2000 compliance efforts range between $.5 and $1.0 million.

                As the Company did not, nor does it expect to, experience any significant Year 2000 problems at or after the turn of the millennium, the Company does not currently expect to incur any significant additional costs related to its Year 2000 compliance efforts. All incremental costs associated with the Year 2000 compliance issue will continue to be expensed as incurred.


        EURO CURRENCY

                In January 1999, a new currency called the ECU or the "euro" was introduced in certain Economic and Monetary Union (the "EMU") countries. During 2002, all EMU countries are expected to be operating with the euro as their single currency. As a result, in less than two years all organizations headquartered or maintaining a subsidiary in an EMU country are expected to need to be euro currency enabled and computer software used by these organizations will need to be euro currency enabled. The transition to the euro currency involves the handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the euro currency will have on the marketplace. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. The Company is monitoring the rules and regulations as they become known in order to make any changes to the software that the Company deems necessary to comply with such rules and regulations. Although the Company currently offers certain software products that are designed to be multi-currency enabled and the Company believes that it will be able to accommodate any required euro currency changes in its software products, there can be no assurance that once the final rules and regulations are completed that the Company's software will contain all of the necessary changes or meet all of the euro currency requirements.


        ITEM 2. PROPERTIES

                The Company's business offices are located at 5100 West Goldleaf Circle in Los Angeles, California. The Company's lease of those premises (approximately 40,000 square feet) expires July 2008. The Company also leases additional facilities, as needed, principally as sales offices in other cities in North America and the United Kingdom. The Company believes that its facilities are adequate for its current needs.


        ITEM 3. LEGAL PROCEEDINGS

                On December 22, 1999, a putative class action, Brooke Howie, et al. vs. Elite Information Group, Inc., et al., Case No. BC222117, was commenced in Los Angeles Superior Court against the Company, the Company's directors, and Solution 6. The complaint, filed on behalf of the plaintiff by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP, alleges that Elite's directors violated their fiduciary duties to the Company's stockholders by entering into the merger agreement with Solution 6, and seeks to enjoin the proposed merger. On February 3, 2000, the Los Angeles Superior Court denied the plaintiff's request for a temporary order halting the proposed merger. The plaintiff subsequently amended the complaint to add certain affiliates of Solution 6 as defendants, assert additional claims for breach of the duty of candor and for alleged violations of various provisions of the Delaware Corporations Code and to add a claim for unspecified damages. On March 15, 2000, the Company, joined by the other defendants, removed the action to federal court in Los Angeles. The Company currently has pending before the federal court a motion to dismiss the case. The Company believes that the plaintiff's legal claims are without merit, and intends to defend the action vigorously.


                The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such litigation would not have a material adverse effect on the financial condition or results of operations of the Company.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

        PART II

        ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

        MARKET FOR COMMON STOCK

                There is hereby incorporated by reference the information appearing under the caption "Market for Common Stock" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

        HOLDERS OF RECORD

                As of February 29, 2000, there were approximately 101 holders of record of the Company's Common Stock.

        DIVIDENDS

                The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.


        ITEM 6. SELECTED FINANCIAL DATA

                There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.


        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.


        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISKS

                A portion of the Company's business is transacted in foreign currencies and the Company may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. The Company monitors the volatility of foreign currencies and may utilize hedging programs or other derivative financial instruments commonly used to reduce financial market risks if deemed appropriate.

                The Company has limited exposure to market risk for changes in interest rates related to the Company's cash and cash equivalents. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents by limiting default risk, market risk and reinvestment risk by investing in shorter-term high quality financial instruments and depositing its excess cash and cash equivalents in major financial institutions.

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements:

                There is hereby incorporated by reference the information appearing in the consolidated financial statements, "Notes to Consolidated Financial Statements" and "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1999.

        Financial Statement Schedules:

                Item 14 includes an index to the financial statement schedules.


        ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.


                                    PART III


        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                The following table sets forth with respect to each director and executive officer of the Company, his name and age, business experience, including principal occupation, and all positions and offices with the Company, term of service and, with respect to directors, directorships in other publicly held companies, if any.

                                                                                               DIRECTOR             EXECUTIVE
    NAME AND AGE                        PRINCIPAL OCCUPATION                                    SINCE             OFFICER SINCE
    ------------                        --------------------                                    -----             -------------
Arthur G. Epker III         Vice President, PAR Capital Management, -- Inc.(1)                   1999                  n/a
Age 37

David A. Finley             President, Investment Management Partners II, Inc.(2)                1990                  n/a
Age 67                      Director: Intelligroup, Inc. and Hungarian Telephone & Cable
                            Corp.

Roger Noall                 Consultant(3)                                                        1996                  n/a
Age 64                      Director: Alleghany Corp. and The Victory Funds

Christopher K. Poole        Chairman of the Board and Chief Executive Officer,                   1999                 1999
Age 42                      Elite Information Group, Inc.(4)

Alan Rich                   Co-Founder and non-employee Chairman, Elite Information Systems,     1999                  n/a
Age 44                      Inc.(5)

William G. Seymour          President, PRIMax Properties, LLC(6)                                 1981                  n/a
Age 58                      Director: First Trust Bank

Barry D. Emerson            Vice President and Chief Financial Officer, Elite Information        n/a                  1999
Age 42                      Group, Inc.(7)

---------------------------
        (1) Mr. Epker has been a Vice President of PAR Capital, an investment management firm, since July 1992.

        (2) Mr. Finley served as Executive Vice President and Chief Financial Officer of the Company from January 1996 to July 1997 and again served as Executive Vice President on a temporary basis from mid-September 1997 to mid-November 1997. Prior to joining the Company, Mr. Finley worked as a consultant and was a private investor and the President, since 1992, of Investment Management Partners II, Inc., an investment management firm. Since leaving the Company, Mr. Finley has resumed his work as a consultant, private investor and President of Investment Management Partners, Inc. From September 1986 until his retirement in August 1989, Mr. Finley served as Treasurer of International Business Machines Corporation.

        (3) Mr. Noall was an Executive of KeyCorp since January 1, 1997 until his retirement on February 29, 2000. Mr. Noall served as Senior Executive Vice President and Chief Administrative Officer of KeyCorp from March 1, 1994 to December 31, 1996 and served in the additional positions of General Counsel and Secretary of KeyCorp from September 1, 1995 to June 14, 1996. Prior to March 1, 1994, Mr. Noall served as Vice Chairman of the Board and Chief Administrative Officer of Society Corporation (banking). Mr. Noall joined KeyCorp on that date upon the merger of Society Corporation and KeyCorp.

        (4) Mr. Poole has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since May 1999. Since May 1995, Mr. Poole has served as Chief Operating Officer of Elite Information Systems, Inc., the wholly owned operating subsidiary of the Company ("EIS"), and since January 1998 as the President of EIS. From November 1989 to May 1995, Mr. Poole was the Director of Technology and Executive Director of Latham & Watkins, a law firm based in Los Angeles, California.

        (5) Mr. Rich is the co-founder of EIS and served as President of EIS from January 1982 until his retirement in December 1997. Since that time, Mr. Rich has continued to provide services as a consultant to EIS and as a director and non-employee Chairman of EIS.

        (6) Mr. Seymour has served as President of PRIMax Properties, LLC, a real estate investment company, since his retirement from the Company in January 1995. Mr. Seymour, a co-founder of the Company, has served as Vice Chairman of the Board from June 1993 to May 1999 and from September 1985 to November 1989 and as Secretary of the Company from June 1993 to May 1996. Mr. Seymour also served as Senior Vice President of the Company from November 1989 to June 1993.

        (7) Mr. Emerson has served as Vice President, Treasurer, Chief Financial Officer of the Company since May 1999. Prior to joining the Company, Mr. Emerson served as Vice President and Controller for Wyle Electronics, an Irvine, California based electronics distributor, from 1983 to 1998.


             The classes in which the directors serve are as follows:

                         CLASS I                                  CLASS II                                CLASS III
           -------------------------------------     -----------------------------------      -----------------------------------
                   Christopher K. Poole                       David A. Finley                             Alan Rich
                       Roger Noall                           William G. Seymour                      Arthur G. Epker III

                The term of office of each of the Class I directors expires at the 2000 annual meeting of stockholders; the term of office of each of the Class II directors expires at the 2001 annual meeting of stockholders; and the term of office of each of the Class III directors expires at the 2002 annual meeting of stockholders or in each case until their respective successors shall be duly elected and qualified to serve. There are no family relationships among the executive officers or directors of the Company.

                In December 1999, Solution 6 Holdings Limited ("Parent") and its wholly owned subsidiary, EIG Acquisition Corp. ("Purchaser"), entered into an Agreement and Plan of Merger with the Company (the "Merger Agreement"), and commenced a tender offer (the "Offer") for all shares of the Company's common stock, $.01 par value per share (the "Common Stock"). The Merger Agreement contemplates that the Offer, if consummated, will be followed by a second-step merger (the "Merger") of Purchaser with and into the Company. The Merger Agreement provides that, promptly upon the acceptance for payment of any shares of Common Stock by the Purchaser pursuant to the Offer, the Purchaser shall be entitled to designate such number of directors, rounded up to the next whole director, on the Board of Directors of the Company as will give the Purchaser representation on the Board of Directors equal to at least that number of directors that equals the product of the total number of directors on the Board multiplied by the percentage that the aggregate number of shares of Common Stock accepted for payment pursuant to the Offer bears to the number of shares of Common Stock then outstanding, except that until the effective time of the Merger, the Board of Directors shall include at least two directors (the "Independent Directors") who served as directors of the Company on the date of the Merger Agreement. The Merger Agreement provides that if one of the Independent Directors ceases to serve as a director for any reason prior to the effective time of the Merger, the Board of Directors shall appoint as his replacement an individual designated by the remaining Independent Director. The Company has agreed at such time to take any and all action needed to cause the Purchaser's designees to be appointed to the Board of Directors. Certain information concerning those persons designated for appointment to the Company's Board of Directors upon consummation of the Offer is set forth in Annex I to the Company's
        Schedule 14D-9 filed with the Securities and Exchange Commission and mailed to the Company's stockholders on or about December 21, 1999 (the "Schedule 14D-9"). The information set forth in Annex I to the Schedule 14D-9 under "Board of Directors; Right to Designate Directors; Purchaser's Designees; Board of Directors of the Company" is incorporated herein by reference.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that one initial ownership report, and one report with respect to one transaction, were filed late by Mr. Poole.


        ITEM 11. EXECUTIVE COMPENSATION

                            COMPENSATION OF OFFICERS

                Messrs. Poole and Emerson are the only current executive officers of the Company. The following table sets forth a summary, for fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997, of the compensation of Messrs. Poole and Emerson, and former executive officers Alan C. Stanford and Keith B. Hall, who ceased to be employed by the Company in May 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                             ANNUAL COMPENSATION            SECURITIES
                                                          -------------------------         UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION              YEAR        SALARY($)        BONUS($)          OPTIONS(#)    COMPENSATION($)
-------------------------------------         ----        --------         --------           -------         -------

Alan C. Stanford                              1999         125,675               0                  0         821,410(1)
   Former Chairman and Chief                  1998         300,000         100,000(2)               0           2,639(3)
   Executive Officer                          1997         300,000         100,000(2)               0           4,750(3)

Keith B. Hall(4)                              1999          93,750               0                  0         552,048(5)
   Former Vice President and                  1998         200,000          25,000                  0           5,000(3)
   Chief Financial Officer                    1997         100,000          25,000             20,000         147,022(6)

Christopher K. Poole                          1999         300,000          65,000            150,000           5,000(3)
   Chairman and                               1998         270,000          50,000                  0           5,000(3)
   Chief Executive Officer                    1997         240,000          77,500                  0           4,750(3)

Barry D. Emerson(7)                           1999          93,333               0             25,000           2,100(3)
   Vice President, Treasurer and
   Chief Financial Officer

        ----------------
        (1) Represents matching contributions made by the Company under the Company's 401(k) retirement plan ($1,795), payments by the Company for unused vacation ($19,615) and a severance payment made upon termination of employment ($800,000).

        (2) A portion of Mr. Stanford's 1997 and 1998 bonus was in lieu of reimbursement of certain travel expenses incurred by Mr. Stanford.

        (3) Represents matching contributions made by the Company under the Company's 401(k) retirement plan.

        (4) Mr. Hall's employment with the Company commenced July 1, 1997.

        (5) Represents matching contributions made by the Company under the Company's 401(k) retirement plan ($3,875), payments by the Company for unused vacation ($16,875), a severance payment made upon termination of employment ($500,000) and post-employment consulting fees and expense reimbursement ($31,298).

        (6) Includes $80,000, adjusted for potential tax liability to $144,772, paid to Mr. Hall for relocation expenses, and matching contributions made by the Company under the Company's 401(k) retirement plan.

        (7) Mr. Emerson's employment with the Company commenced in May 1999.

                The following table sets forth certain information concerning grants of stock options during the year ended December 31, 1999 to the executive officers named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                            NUMBER OF          % OF TOTAL                                                 VALUE AT ASSUMED
                            SECURITIES           OPTIONS                                               ANNUAL RATES OF STOCK
                            UNDERLYING           GRANTED                                              PRICE APPRECIATION FOR
                             OPTIONS          TO EMPLOYEES       EXERCISE OR                                OPTION TERM
                             GRANTED               IN             BASE PRICE       EXPIRATION        -------------------------
       NAME                    (#)             FISCAL YEAR          ($/SH)            DATE            5% ($)            10% ($)
--------------------         --------            --------          --------         --------         --------         --------
Alan C. Stanford                   --                  --                --            --

Keith B. Hall                      --                  --                --            --

Christopher K. Poole           50,000(1)              100%         $   2.34          1/19/09         $ 73,500         $186,500
                              100,000(2)              100%         $   5.50          5/26/09         $346,000         $877,000

Barry D. Emerson               25,000(2)              100%         $   5.50          5/26/09         $ 86,500         $219,250


        ----------------

        (1) The options were 100% vested as of January 19, 2000.

        (2) These options are currently 100% unvested, and will vest over 3 years in annual installments of 33.33% beginning on May 26, 2000.

                The following table sets forth certain information with regard to stock options held at December 31, 1999 by each of the executive officers named in the Summary Compensation Table. No options were exercised by any of the executive officers named in the Summary Compensation Table in the year ended December 31, 1999.

                              FY-END OPTION VALUES

                                                                        VALUE OF SECURITIES UNDERLYING
                                NUMBER OF SECURITIES UNDERLYING            UNEXERCISED IN-THE-MONEY
                                UNEXERCISED OPTIONS AT FY-END(#)              OPTIONS AT FY-END($)
      NAME                         EXERCISABLE/UNEXERCISABLE              EXERCISABLE/UNEXERCISABLE(1)
      ----                         -------------------------              ----------------------------
Alan C. Stanford                              0/0(2)                                   0/0
Keith B. Hall                                  0/0                                     0/0
Christopher K. Poole                      57,668/133,332                         208,750/727,750
Barry D. Emerson                             0/25,000                               0/129,750

        -----------------
        (1) The fair market value used for computations in this column was $10.69, which was the closing market price of the Company's Common Stock on December 31, 1999.

        (2) On January 15, 1999, Mr. Stanford voluntarily forfeited all 400,000 of his stock options.

                            COMPENSATION OF DIRECTORS

                Upon adoption of the 1996 Stock Option Plan on June 25, 1996, each director who was not also an officer or employee of the Company on that date (i.e., Mr. Seymour) was granted options to purchase 5,000 shares of Common Stock at the fair market value of the shares on that date. In addition, under the 1996 Stock Option Plan, any individual who is not an employee or officer of the Company and who is first elected to the Board after June 25, 1996 (i.e., Messrs. Epker, Noall, Rich) shall receive upon the date of such election an option to purchase 5,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on such date. The 1996 Stock Option Plan further provides for awards of options to purchase 5,000 shares of Common Stock on each January 5 after the adoption of the 1996 Stock Option Plan if the average daily value of a share of Common Stock for the immediately preceding month of December is ten percent greater than the average daily value of a share for the month of December of the immediately prior year. In the event that the total exercise price of such options for 5,000 shares exceeds $100,000, the number of shares purchasable under such option are to be reduced so that the total exercise price of the options granted equals $100,000, and in the event that the number of shares authorized under the 1996 Stock Option Plan are not sufficient to make an award to outside directors, options for the remaining authorized shares shall be awarded pro rata to the outside directors then entitled to receive such options. Notwithstanding the fact that awards would have been payable based on the increase in the average daily value of the Company's Common Stock for December 1999 over December 1998, the Company has agreed in the Merger Agreement not to grant any additional options without Parent's written consent, and to date, no options have been awarded pursuant to such formula grant. Such grants will be made for 1999 in the event that the Merger Agreement is terminated. All such options awarded to non-employee directors under the 1996 Stock Option Plan become exercisable over a period of four years, with 20% of the total award being exercisable on the date of grant and an additional 20% becoming exercisable on each of the next four anniversaries. Pursuant to the 1996 Stock Option Plan, all options awarded under the plan, including the options granted to non-employee directors, will vest upon a change of control of the Company as defined in the plan.

                The Company pays its non-employee directors a fee of $2,500 for each directors' meeting attended and pays an additional $500 fee to each member of the Audit Committee and Compensation Committee for each committee meeting attended. Additional committees are established from time to time and in 1999 members of such committees were paid a total of approximately $8,100 in fees and expenses. No fee is paid for telephonic meetings. Directors are reimbursed for travel and lodging expenses in connection with meetings of the Board of Directors.

                 EMPLOYMENT, SEVERANCE AND CONSULTING AGREEMENTS

                Christopher K. Poole. On June 1, 1999, the Company entered into an employment agreement with Christopher K. Poole with respect to his service as the Chief Executive Officer of the Company. The employment agreement has an initial term of one year and renews automatically for successive one-year terms. The Company may terminate Mr. Poole's employment under the agreement at any time. If the Company terminates Mr. Poole's employment other than for "cause" (as defined in the agreement) or as the result of his permanent disability, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to twice his then-current annual salary (less applicable tax withholding). If such termination occurs as a result of a change in control of the Company or within two years after a change in control, the Company is also obligated to pay to Mr. Poole the larger of the proportionate amount of any incentive bonus that would otherwise be payable to Mr. Poole for the year in which his employment is terminated (based on the number of days elapsed in the year) or the amount of his incentive bonus paid for the prior year. Consummation of the Offer pursuant to the Merger Agreement would constitute a change in control under the employment agreement.

                If the Company terminates Mr. Poole's employment as the result of his permanent disability, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to his then-current annual salary (less applicable tax withholding) plus the proportionate amount of any incentive bonus that would otherwise be payable to Mr. Poole for the year in which his employment is terminated (based on the number of days elapsed in the year). In addition, the Company would be obligated to pay for continued health insurance coverage for Mr. Poole and his dependents for 18 months following a termination of his employment for disability.

                The agreement provides that if Mr. Poole resigns due to a failure of the Company to comply with a material term of the agreement that is not cured within 30 days after written notice of the failure is given to the Company, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to twice his then-current annual salary (less applicable tax withholding). In addition, if Mr. Poole resigns following a change in control of the Company accompanied by a termination of his authority equivalent to that of the senior executive of the Company, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to twice his then-current annual salary (less applicable tax withholding) plus the larger of the proportionate amount of any incentive bonus that would otherwise be payable to him for the year in which his employment is terminated (based on the number of days elapsed in the year) or the amount of his incentive bonus paid for the prior year. Mr. Poole shall be considered to be the senior executive of the Company if the Company is acquired and becomes part of another entity if Mr. Poole remains the senior executive of the division, subsidiary or entity carrying on the business conducted by the Company prior to the acquisition. In addition, if Mr. Poole resigns for any reason after the first anniversary of a change in control but before the second anniversary of a change in control, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to one and one-half times his then-current annual salary (less applicable tax withholding).

                The agreement provides that Mr. Poole's annual salary will be $300,000, which may be increased with the approval of the Compensation Committee of the Company's Board of Directors. In addition, Mr. Poole is to be eligible to participate in incentive bonuses and other compensation plans approved by the Board of Directors or the Compensation Committee. Mr. Poole is also eligible to participate in other benefit plans made available to employees and to receive perquisites as agreed upon from time to time. Mr. Poole is also entitled to four weeks paid vacation. If he elects to purchase long-term care or personal disability insurance coverage, the Company shall pay one half of the premiums, up to $2,500 per year, and the Company will continue to pay such amount following termination of Mr. Poole's employment due to permanent disability so long as he continues COBRA insurance coverage.

                The agreement contains a covenant restricting Mr. Poole from engaging in certain activities in competition with the Company for a period of one year following the termination of his employment for any reason. The covenant applies to competitive activities in the United States, Canada and the United Kingdom. In addition, Mr. Poole agreed not to disclose confidential and proprietary information of the Company without the Company's consent and to return copies of any such information in his possession upon the termination of his employment.

                Barry D. Emerson. On May 10, 1999, the Company entered into a severance agreement with Barry D. Emerson in connection with Mr. Emerson accepting employment as the Company's Chief Financial Officer. Pursuant to the agreement, Mr. Emerson is employed "at will" by the Company and may be terminated at any time for any reason. If the Company terminates Mr. Emerson's employment other than for "cause" (as defined in the agreement), the Company is obligated to pay to him (following receipt of a general release from Mr. Emerson) a lump-sum amount equal to his then-current annual salary (currently $140,000), (less applicable tax withholding). In addition, the Company would be obligated to pay for continued health insurance coverage for Mr. Emerson for 12 months following a termination of his employment.

                Alan C. Stanford. Mr. Stanford's employment as Chief Executive Officer of the Company was terminated in May 1999. Prior to that time, Mr. Stanford was employed pursuant to an amended and restated employment agreement dated January 15, 1999. Under the terms of the employment agreement, upon Mr. Stanford's resignation for "good reason" (as defined), which resignation occurred in connection with the sale of the Company's CRM business in May 1999, Mr. Stanford became entitled to a severance payment equal to two times his most recent annual base salary and bonus. Pursuant to this provision, Mr. Stanford received a lump sum severance payment of $800,000, plus reimbursement of $19,615 for unused vacation time. The employment agreement requires Mr. Stanford to refrain from certain activities in competition with the Company for a period of two years following the termination of his employment.

                Keith B. Hall. Mr. Hall's employment as Chief Financial Officer of the Company was terminated in May 1999. Prior to that time, Mr. Hall was employed pursuant to an employment agreement dated May 29, 1997, as supplemented by a letter agreement dated February 18, 1999. Under the terms of the letter agreement, upon the sale of the CRM business in May 1999, Mr. Hall exercised an option to resign his employment in exchange for a severance payment equal to two times his most recent annual base salary and bonus. Pursuant to this provision, Mr. Hall received a lump sum severance payment of $500,000, plus reimbursement of $16,875 for unused vacation time. Mr. Hall's employment agreement requires him to refrain from certain activities in competition with the Company for a period of two years following the termination of his employment. Following the termination of his employment in May 1999, Mr. Hall performed certain consulting services for the Company for which he was paid a total of $31,298 in fees and expense reimbursement.

                Alan Rich. Since his retirement as President of EIS on December 31, 1997, Mr. Rich has provided EIS with consulting services as an independent contractor pursuant to a Retirement and Post-Employment Agreement dated May 20, 1997 between Mr. Rich and EIS. Pursuant to this agreement, Mr. Rich is obligated to provide such consulting services as requested by EIS from time to time through December 31, 2000, unless Mr. Rich terminates the agreement upon 30 days written notice. EIS pays Mr. Rich an annual fee of $100,000 in consideration of such services. In addition, the agreement contains covenants restricting Mr. Rich from engaging in certain activities in competition with EIS from the date of the agreement until December 31, 2000. In exchange for these covenants not to compete, EIS is obligated to pay Mr. Rich a total of $300,000, payable in 6 equal installments bi-annually. Under the agreement, Mr. Rich also has agreed not to disclose confidential and proprietary information of EIS. Pursuant to the agreement, EIS paid Mr. Rich a total of $200,000 in 1999.


        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

                The following table sets forth the names and addresses of, and the number and percentage of shares beneficially owned by, the persons known to the Company to beneficially own five percent or more of the Company's outstanding Common Stock as of March 15, 2000:

   NAME AND ADDRESS                             AMOUNT AND NATURE OF          PERCENT
  OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP         OF CLASS(1)
  -------------------                           --------------------        -----------
Solution 6 Holdings Limited                         7,349,248(2)                78.1%
EIG Acquisition Corp.
Town Hall House, Level 21
456 Kent Street
Sydney, New South Wales
Australia 2000

PAR Investment Partners, L.P.                       1,220,300(3)                13.0%
One Financial Center
Suite 1600
Boston, Massachusetts 02111

Dimensional Fund Advisors Inc.                        729,100(4)                 7.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

Tudor Investment Corporation, et al.                  578,150(5)                 6.1%
600 Steamboat Road
Greenwich, Connecticut  06830

        ---------------------
        (1) Based on the shares of Common Stock outstanding as of March 15, 2000.

        (2) Based upon a Schedule 14D-1/A of Purchaser and Parent dated March 24, 2000. This amount includes (i) approximately 5,200,460 shares that, as of March 23, 2000, had been tendered and not withdrawn pursuant to the Offer, (ii) 2,001,588 shares (including 317,666 option shares) that Purchaser can cause to be tendered pursuant to certain Stockholder Agreements entered in connection with the Merger Agreement and (iii) 147,200 shares beneficially owned by Parent. The 7,349,248 shares reported as being beneficially owned by Solution 6 Holdings Limited may include certain shares listed in the table above as beneficially owned by other parties to the extent that such shares have been tendered, or could be required to be tendered, in the Offer and not withdrawn.

        (3) Based upon a Schedule 13D of PAR Capital Management, Inc. ("PAR Capital"), PAR Group, L.P. ("PAR Group") and PAR Investment Partners, L.P. ("PIP"), dated July 6, 1998. Arthur G. Epker III, a director of the Company, is a Vice President of PAR Capital and may be deemed to be a controlling stockholder of PAR Capital. PAR Capital is a Delaware S Corporation and the sole general partner of PAR Group. The principal business of PAR Capital is to act as the general partner of PAR Group. PAR Group is a Delaware limited partnership and the sole general partner of PIP. The principal business of PAR Group is that of a private investment partnership engaging in the purchase and sale of securities for its own account. PIP is a Delaware limited partnership and its principal business is that of a private investment partnership engaging in the purchase and sale of securities for its own account. Mr. Epker disclaims beneficial ownership of such shares. In addition, Mr. Epker's wife owns 10,000 shares of the Company's Common Stock through an Individual Retirement Account. Mr. Epker also disclaims beneficial ownership of such shares.

        (4) Based upon a Schedule 13G or amendment thereto of Dimensional Fund Advisors Inc. dated February 4, 2000 filed by Dimensional Fund Advisors Inc. on behalf of certain clients for which it is the investment manager.

        (5) Based upon Amendment No. 2 to Schedule 13G of Tudor Investment Corporation, Paul Tudor Jones II, Tudor BVI Futures, Ltd., Tudor Proprietary Trading, L.L.C., The Altar Rock Fund L.P., The Raptor Global Portfolio Ltd., The Raptor Global Fund L.P., The Raptor Global Fund Ltd. and The Upper Mill Capital Appreciation Fund Ltd. dated February 11, 2000. These parties report shared voting and dispositive power over various numbers of shares up to 578,150. Tudor Investment Corporation disclaims beneficial ownership of certain shares it may be deemed to own by virtue of its position as general partner of, or investment advisor to, certain entities listed above. Mr. Jones disclaims beneficial ownership of certain shares he may be deemed to beneficially own by virtue of his position as controlling shareholder or equity holder of certain entities listed above.

        BENEFICIAL OWNERSHIP OF DIRECTORS AND MANAGEMENT

                The following table sets forth as of March 15, 2000 the beneficial ownership of Common Stock by each director and executive officer named in the Summary Compensation Table below, and by all directors and executive officers as a group.

                                                           SHARES BENEFICIALLY OWNED (2)
                                                           -----------------------------
NAME OF BENEFICIAL OWNER(1)                                 NUMBER             PERCENT
---------------------------                                --------           ----------
Arthur G. Epker III                                        1,221,300(3)         13.0%
David A. Finley                                               80,334               *
Roger Noall                                                   24,000               *
Christopher K. Poole                                          90,171               *
Alan Rich                                                     40,168               *
William G. Seymour                                           436,622             4.7%
Barry D. Emerson                                                   0               *
All directors and executive officers as a group
(7 in number)                                              1,892,595            21.7%

        ----------------

        * Less than one percent.

        (1) In connection with the Merger Agreement, each person named in the table below has entered into a Stockholders Agreement with Parent whereby they have granted Purchaser certain purchase rights, options and voting proxies with respect to all such shares beneficially owned by such persons. See footnote (1) to the table above under "Security Ownership of Certain Beneficial Owners and Management; Holders of More than Five Percent Beneficial Ownership."

        (2) Included in the calculation of the number of shares of Common Stock owned beneficially are the following shares subject to options exercisable on March 15, 2000 or within 60 days thereafter by the directors and executive officers indicated and by all the directors and executive officers as a group: Mr. Epker - 1,000 shares; Mr. Finley - 80,000 shares; Mr. Rich - 22,667 shares; Mr. Noall - 4,000 shares; Mr. Poole - 82,668; Mr. Seymour - 4,000 shares; and members of the group (including the foregoing) - 194,335 shares.

        (3) Mr. Epker is a Vice President of PAR Capital Management, Inc. ("PAR Capital") and may be deemed to be a controlling stockholder of PAR Capital. Accordingly, Mr. Epker may be deemed to beneficially own shares of Common Stock owned by Par Capital, PAR Group, L.P. ("PAR Group") and PAR Investment Partners, L.P. ("PIP"). See footnote (3) to the table under "Security Ownership of Certain Beneficial Owners and Management; Holders of More than Five Percent Beneficial Ownership." PAR Capital is a Delaware S Corporation and the sole general partner of PAR Group. The principal business of PAR Capital is to act as the general partner of PAR Group. PAR Group is a Delaware limited partnership and the sole general partner of PIP. The principal business of PAR Group is that of a private investment partnership engaging in the purchase and sale of securities for its own account. PIP is a Delaware limited partnership and its principal business is that of a private investment partnership engaging in the purchase and sale of securities for its own account. Mr. Epker disclaims beneficial ownership of such shares. In addition, Mr. Epker's wife owns 10,000 shares of the Company's Common Stock through an Individual Retirement Account. Mr. Epker also disclaims beneficial ownership of such shares.


        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information under Part III, Item 11 under the caption "Executive Compensation--Employment, Severance and Consulting Agreements" is incorporated herein by reference.

                                     PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
        8-K

        (a)(1) Financial Statements.

                The following consolidated financial statements and financial information are included in the Company's Annual Report to Shareholders for the year ended December 3l, 1999 and are hereby incorporated by reference:

        Consolidated Statement of Operations
        Consolidated Balance Sheet
        Consolidated Statement of Cash Flows
        Consolidated Statement of Changes in Stockholders' Equity
        Notes to Consolidated Financial Statements
        Report of Independent Accountants

        (a)(2) Financial Statement Schedules.

        The following schedules are filed as a part of this report:

                                                                                                Page
                                                                                                ----
Schedule II - Valuation and Qualifying Accounts and Reserves                                     27
              Report of Independent Accountants on the Financial Statement Schedule              28

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

        (a)(3) Exhibits:

Exhibit No.                               Description
-----------                               -----------

3.1           Restated Certificate of Incorporation of Elite Information Group, Inc.
              (formerly Broadway & Seymour, Inc.), dated June 16, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form
              10-Q for the Quarter Ended June 30, 1999)

3.2           Restated By-laws of Elite Information Group, Inc. (formerly Broadway &
              Seymour, Inc.), (Incorporated by reference to Exhibit 3.2 to the
              Company's Registration Statement on Form S-1, SEC File No. 33-46672)

3.3           Certificate of Designations (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
              March 31, 1999)

3.4           Certificate of Amendment of Certificate of Incorporation of Elite
              Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May
              27, 1999 (Incorporated by reference to Exhibit 99.3 to the Registrant's
              Current Report on Form 8-K, filed June 3, 1999)

4.1           Restated Specimen share certificate (Incorporated by reference to
              Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the
              Quarter Ended March 31, 1999)

4.2           Articles 4 and 5 of Elite Information Group, Inc. (formerly Broadway &
              Seymour, Inc.), Restated Certificate of Incorporation (Incorporated by
              reference to Exhibit 4.2 to the Registrant's Registration Statement on
              Form S-1, SEC File No. 33-46672)

4.3           Article II, Section 2.2 of Elite Information Group, Inc. (formerly
              Broadway & Seymour, Inc.), Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1,
              SEC File No. 33-46672)

4.4           Rights Agreement, dated April 14, 1999, between Elite Information Group,
              Inc. (formerly Broadway & Seymour, Inc.), and EquiServe Trust Company,
              N.A. as Rights Agent, including the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock,
              included as Exhibit A to the Rights Agreement, the forms of Rights
              Certificate and of Election to Exercise, included as Exhibit B to the
              Rights Agreement, and the form of Summary of Rights to Purchase Share of
              Series A Junior Participating Preferred Stock included as Exhibit C to the Rights Agreement. (Incorporated by reference to Exhibit 4 to the
              Company's Registration Statement on Form 8-A dated April 15, 1999)

4.5           First Amendment to Rights Agreement, dated April 14, 1999 between Elite
              Information Group, Inc. (formerly Broadway & Seymour, Inc.), and
              EquiServe Trust Company, N.A. as Rights Agent (Incorporated by reference to Exhibit 8 to the Registrant's Solicitation/Recommendation Statement
              on Schedule 14D-9 filed December 21, 1999)

10.01+        Restated 1985 Incentive Stock Option Plan dated June 12, 1985
              (Incorporated by reference to Exhibit 10.1 to the Registrant's
              Registration Statement on Form S-1, SEC File No. 33-46672)

10.02+        Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Elite
              Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated
              February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the
              Registrant's Annual Report on Form 10-K for the Fiscal Year Ended
              January 31, 1993)

10.03+        Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of
              Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated February 17, 1994 (Incorporated by reference to Exhibit
              10.16 to the Registrant's Transition Report on Form 10-K for the
              Eleven Months Ended December 31, 1993)

10.04+        Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of
              Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
              Ended September 30, 1995)

10.05+        Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.)
              1996 Stock Option Plan dated September 16, 1996 (Incorporated by reference to Appendix B to the Registrant's Definitive Proxy
              Statement on Form DEFS14A dated August 14, 1996)

10.06         Asset Purchase Agreement between Unisys Corporation and Elite
              Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated as of July 24, 1997. (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
              Ended September 30, 1997)

10.07 Amendment to Asset Purchase Agreement between Unisys Corporation and Elite Information Group, Inc. (formerly Broadway & Seymour,
              Inc.) dated September 17, 1997. (Incorporated by reference to
              Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997)

10.08+        Employment Agreement, dated as of May 29, 1997 (executed June 1,
              1997), by and between Elite Information Group, Inc. (formerly
              Broadway & Seymour, Inc.) and Keith B. Hall (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)

10.09+        Amendment No. 1 to Employment Agreement for Keith B. Hall dated
              February 19, 1998 (Incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.10+        Letter Agreement dated February 18, 1999 between Elite Information
              Group, Inc. (formerly Broadway & Seymour, Inc.) and Keith B. Hall
              (Incorporated by reference to Exhibit 10.27 to the Registrant's
              Quarterly Report on Form 10-Q for the Quarter Ended March 31,
              1999)

10.11+ Employment Agreement dated as of September 1, 1995 by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.)
              and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
              Ended September 30, 1995)

10.12+        Amendment No. 1 to Employment Agreement for Alan C. Stanford dated
              February 19, 1998 (Incorporated by reference to Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.13+        Amended and Restated Employment Agreement dated as of January 15,
              1999 by and between Elite Information Group, Inc. (formerly
              Broadway & Seymour, Inc.) and Alan C. Stanford (Incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999)

10.14         Stock Purchase Agreement among TMC Holding Corporation and Elite
              Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated
              March 5, 1999. (Incorporated by reference to Exhibit 10.31 to the
              Registrant's Annual Report on form 10-K for the year ended
              December 31, 1998)

10.15         Asset Purchase Agreement by and between Elite Information Group,
              Inc. (formerly Broadway & Seymour, Inc.) and Science Applications
              International Corporation dated April 14, 1999. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed June 3, 1999)

10.16+        Severance Agreement by and between Elite Information Group, Inc.
              (formerly Broadway & Seymour, Inc.) and Barry D. Emerson, dated
              May 10, 1999 (Incorporated by reference to Exhibit 10.1 to the
              Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
              June 30, 1999)

10.17+        Employment Agreement by and between Elite Information Group, Inc.
              (formerly Broadway & Seymour, Inc.) and Christopher K. Poole, dated June 1, 1999 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
              Ended June 30, 1999)

10.18         Agreement and Plan of Merger dated December 14, 1999 among
              Solution 6 Holdings Limited, EIG Acquisition Corp. and Elite
              Information Group, Inc. (Incorporated by reference to Exhibit 1 to the Registrant's Solicitation/Recommendation Statement on Schedule
              14D-9 filed December 21, 1999)

10.19         Stockholders Agreement dated as of December 14, 1999 among
              Solution 6 Holdings Limited, EIG Acquisition Corp., Elite
              Information Group Inc., Christopher K. Poole, Barry D. Emerson,
              Roger Noall, William G. Seymour, Arthur G. Epker III, Alan Rich and David A. Finley (Incorporated by reference to Exhibit 2 to the Registrant's Solicitation/Recommendation Statement on Schedule
              14D-9 filed December 21, 1999)

10.20*+ Retirement and Post-Employment Agreement dated as of May 20, 1997 between Alan Rich and Elite Information Systems, Inc.

10.21*+       Elite.com, Inc. 1999 Stock Option Plan dated August 27, 1999

11*           Computation of earnings per share

13*           Portions of the Elite Information Group, Inc. 1999 Annual Report

21*           Subsidiaries of Registrant

23*           Consent of Independent Accountants dated March 27, 2000.

27* Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


    *   Filed herewith.
    + Management contract or compensatory plan or arrangements required to be filed as an exhibit.


    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELITE INFORMATION GROUP, INC.



        Date:  March 22, 2000          By:  /s/ Barry D. Emerson
                                       --------------------------------------
                                          Barry D. Emerson
                                          Vice President, Treasurer,
                                          Chief Financial Officer


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 22nd day of March 2000.

          Signature                               Title
          ---------                               -----

/s/ Christopher K. Poole
----------------------------
Christopher K. Poole                     Chairman, Chief Executive Officer
                                         and Director

/s/ Arthur G. Epker III
----------------------------
Arthur G. Epker III                      Director

/s/ David A. Finley
----------------------------
David A. Finley                          Director

/s/ Roger Noall
----------------------------
Roger Noall                              Director

/s/ Alan Rich
----------------------------
Alan Rich                                Director

/s/ William G. Seymour
----------------------------
William G. Seymour                       Director

        ITEM 14a(2) SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
        RESERVES:

                          Elite Information Group, Inc.
                     Schedule II - Valuation and Qualifying
                       Accounts and Reserves For the Years
                     ended December 31, 1999, 1998 and 1997
                                ($ in thousands)

                                          Balance at         Additions                                                Balance at
                                          beginning          charged to                                                   end
                                          of period           expense          Deductions             Other            of period
                                           -------            -------            -------             -------            -------
Allowance for doubtful accounts
             December 31, 1999             $ 1,638            $ 1,751            $(1,026)            $ (336)(1)         $ 2,027
             December 31, 1998                 922              1,400               (684)                                 1,638
             December 31, 1997                 892              1,046             (1,016)                                   922


        (1) Relates to reserve balance of the CRM business, sold on May 19, 1999.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Elite Information Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 14, 2000, appearing in the 1999 Annual Report to Shareholders of Elite Information Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California
February 14, 2000