Form 10-Q
period 2000-03-31
ELITE INFORMATION GROUP INC
filed 2000-05-12
CIK 885533

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

                  For the quarterly period ended March 31, 2000
                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________.

                         Commission file number 0-20034


                          ELITE INFORMATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       41-1522214
              --------                                       ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     5100 WEST GOLDLEAF CIRCLE
      LOS ANGELES, CALIFORNIA                                   90056
      ------------------------                                  -----
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

     As of May 5, 2000 there were 9,415,473 shares of Common Stock, $.01 par value, outstanding.



================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Statement of Operations -
              Three months ended March 31, 2000
              and March 31, 1999                                                        3

         Consolidated Balance Sheet -
              March 31, 2000 and December 31, 1999                                      4

         Consolidated Statement of Cash Flows -
              Three months ended March 31, 2000 and
              March 31, 1999                                                            5

         Notes to Consolidated Financial Statements                                   6 - 7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           7 - 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     10


PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                                11

SIGNATURE                                                                               12


                          ----------------------------


PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                         --------------------------
                                                            2000             1999
                                                         -----------       --------
Net revenue                                               $  13,334        $ 12,988
                                                           --------        --------
Operating expenses:
  Cost of revenue                                             7,723           7,926
  Research and development                                    1,321           1,007
  Sales and marketing                                         2,233           2,423
  General and administrative                                  1,700           1,374
                                                           --------      ----------
       Total operating expenses                              12,977          12,730
                                                           --------      ----------
Operating income                                                357             258
Loss on disposition of non-strategic business unit             --              (295)
Interest income, net                                            445             163
                                                           --------      ----------
Income from continuing operations before income tax             802             126
Income tax provision for continuing operations                 (365)            (59)
                                                           --------      ----------
Income from continuing operations                               437              67
                                                           --------      ----------
Discontinued Operations:
  Loss from discontinued operations, net of income tax         --               (49)
                                                           --------      ----------
Net income                                                 $    437      $       18
                                                           ========      ==========
Net income per share - continuing operations
    - Basic                                                $   0.05      $     0.01
    - Diluted                                              $   0.05      $     0.01

Net income (loss) per share - discontinued operations
    - Basic                                                $   --        $    (0.01)
    - Diluted                                              $   --        $    (0.01)

Net income per share
    - Basic                                                $   0.05      $     0.00
    - Diluted                                              $   0.05      $     0.00

Weighted average shares outstanding
    - Basic                                                   8,492           8,261
    - Diluted                                                 8,753           8,400


              The accompanying notes are an integral part of these
                       consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)

                                                                    March 31,    December 31,
                                                                      2000          1999
                                                                   -----------   ------------
                                                                   (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $ 33,582      $ 31,152
    Receivables                                                       19,589        23,669
    Deferred income taxes                                              3,699         3,321
    Other current assets                                                 663           972
                                                                    --------      --------
        Total current assets                                          57,533        59,114
Property and equipment                                                 2,799         2,503
Software costs                                                           583           718
Intangible assets                                                      3,340         3,557
Other assets                                                             188           224
                                                                    --------      --------
                                                                    $ 64,443      $ 66,116
                                                                    ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable-trade                                          $  5,490      $  5,260
    Accrued compensation                                               2,320         2,860
    Other accrued liabilities                                          3,859         5,042
    Deferred revenue                                                  14,674        16,871
    Income taxes payable                                               1,828           414
                                                                    --------      --------
        Total current liabilities                                     28,171        30,447
                                                                    --------      --------
Deferred income taxes                                                    804           804
                                                                    --------      --------
Other liabilities                                                          7             2
                                                                    --------      --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares;
      Issued shares were 9,406,873 and 9,355,373, respectively            94            94
    Paid-in capital                                                   39,162        39,384
    Less treasury stock, at cost, 876,286 shares
      and 950,743 shares, respectively                                (4,219)       (4,604)
    Accumulated earnings (deficit)                                       424           (11)
                                                                    --------      --------
                                                                      35,461        34,863
                                                                    --------      --------
                                                                    $ 64,443      $ 66,116
                                                                    ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                Three months ended
                                                                     March 31,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
Cash flows from operating activities:
    Net income                                                 $    437      $     18
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                               583         1,167
        Deferred income taxes                                      (378)         (215)
        Loss on sale of non-strategic business unit                --             295
        Changes in assets and liabilities excluding effects
                of disposition of non-strategic business unit
                Receivables                                       4,080         1,142
                Accounts payable - trade                            230        (1,704)
                Accrued compensation                               (398)         (504)
                Deferred revenue and customer deposits           (2,196)          281
                Income taxes                                      1,413            61
                Other, net                                         (956)         (310)
                                                               --------      --------
        Net cash provided by operating activities                 2,815           231
                                                               --------      --------
Cash flows from investing activities:
    Purchase of property and equipment                             (406)         (206)
    Cash used in disposition of non-strategic business unit        --            (714)
                                                               --------      --------
        Net cash used for investing activities                     (406)         (920)
                                                               --------      --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                           21          --
                                                               --------      --------
        Net cash provided by financing activities                    21          --
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents              2,430          (689)
Cash and cash equivalents, beginning of period                   31,152        15,273
                                                               --------      --------
Cash and cash equivalents, end of period                       $ 33,582      $ 14,584
                                                               ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     For the periods presented, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect as continuing operations the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. Additionally, during the third quarter of 1999, the Company began start-up operations of its new Elite.com subsidiary, the results for which are reflected in the Company's financial statements beginning in the second half of last year. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 2). The operating results for CRM are presented in the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, on March 5, 1999 the Company sold all of the outstanding shares of The Minicomputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

     The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 as reported by the Company in its Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - DISCONTINUED OPERATIONS

     On May 19, 1999 the Company sold its Customer Relationship Management business, based in Charlotte, North Carolina, to Science Applications International Corporation ("SAIC"). During the second quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition. The gain on sale included certain transaction costs and reserve provisions associated with the sale. The Company received approximately $14.3 million in cash proceeds from the transaction.

     Operating results for CRM are classified as discontinued operations on the Company's Consolidated Statement of Operations. Revenue applicable to discontinued operations for the first quarter of 1999 was $6,708,000. The loss from discontinued operations for 1999 is net of an income tax benefit of $(47,000).

NOTE 3 - SIGNIFICANT TRANSACTIONS

     On December 14, 1999 the Company entered into a merger agreement to be acquired by Solution 6 Holdings Limited ("Solution 6") (ASX:SOH), which is based in Sydney, Australia. As contemplated in the merger agreement, on December 21, 1999 Solution 6 initiated an all cash tender offer to purchase 100% of the outstanding shares of Elite common stock. The tender offer was conditioned upon, among other things, obtaining necessary regulatory approvals including clearance of the transaction from the Federal Trade Commission ("FTC"). On May 11, 2000, the Company announced that it had terminated its merger agreement with Solution 6 because of the FTC's opposition to the merger.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently required to adopt SAB 101 for the second quarter of 2000. Management is in the process of analyzing the effect, if any, that the provisions of SAB 101 will have on the Company's consolidated results of operations, financial condition or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. Additionally, during the third quarter of 1999, the Company began start-up operations of its new Elite.com subsidiary, the results of which are reflected in the Company's financial statements beginning in the second half of last year. Elite.com began offering its services to customers in the first quarter of 2000.

     During the second quarter of 1999, the Company sold its Customer Relationship Management business ("CRM") (see Note 2 of Notes to Consolidated Financial Statements included in Item 1). The operating results for CRM are presented on the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, on March 5, 1999 the Company sold all of the outstanding shares of The Minicomputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

     Based in Los Angeles, California, Elite Information Systems is an international software product and services company that provides a comprehensive suite of financial and practice management software applications for law firms and other professional services organizations of all sizes. Elite's software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts.

     Elite.com provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.

     The Company's revenue for the first quarter ended March 31, 2000 totaled $13.3 million. This compares to revenue for the first quarter of 1999 of $13.0 million. Compared to the first quarter of 1ast year, revenue for this year includes significantly lower new contract and related implementation services revenues offset by higher maintenance revenues and higher revenues generated from additional sales to existing customers. The increase in maintenance revenues for the current year reflects the continued expansion of the Company's customer base.

     The reduction in new contract revenues for the Company in the first quarter of 2000 versus the prior year can be attributed to a lower level of new business and a corresponding reduction in backlog, which represents the amount of unearned software license and implementation services revenue on signed customer contracts. Such backlog totaled $11.6 million at December 31, 1999, compared to $26.4 million at the end of 1998. The Company's backlog as of December 31, 1998 reflected exceptional new contract signing levels in the second half of 1998 due in part to customers'Y2K planning, but correspondingly lower new business levels for 1999 contributed to a significant reduction in backlog.

     The Company reported 12 new signed contracts for the first three months of 2000. The Company also believes that new business levels in the first quarter were impacted by prospective customers delaying purchase decisions over uncertainty surrounding the Company's pending merger, which has now been terminated. At March 31, 2000 the Company's backlog of booked business stood at $10.6 million. The Company anticipates new business opportunities to increase now that the uncertainty over its merger status has been resolved. However, because of its reduced backlog levels, the Company currently expects its operating results for the next two quarters to remain below levels achieved during the second half of 1999.

     Gross profit, which represents net revenue less cost of revenue, for the three months ended March 31, 2000 was $5.6 million, an increase of 11% over the $5.1 million in the same period of 1999. The Company's gross margin percent was 42.1% for this year's first quarter compared to 39.0% for the first three months of last year. The Company's cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company's customer support department, and amounts paid to third party software vendors. The increase in the Company's 2000 gross margin percent compared to the first quarter of the prior year is due in part to recording a higher provision for certain disputed accounts receivable in the first quarter of last year.

     Research and development expenses for this year's first quarter of $1.3 million (or 9.9% of revenue) increased from $1.0 million (or 7.8% of revenue) in 1999. Research and development expenses consist primarily of salaries and expenses of the Company's research and development personnel and outside consultants. The higher expenses in 2000 over the same period of last year can be attributed primarily to costs related to the Company's new Elite.com subsidiary. The higher expenses for 2000 also reflect ongoing efforts to develop new versions of the Elite suite of products, as well as new products that will be brought to market in 2000. The Company is committed to maintaining strong research and development efforts so it can continue to provide innovative software solutions as the needs of its customer base and target markets change. No software development costs were capitalized in either 2000 or 1999.

     Sales and marketing expenses totaled $2.2 million (or 16.7% of revenue) for the first quarter of 2000 compared to $2.4 million (or 18.7% of revenue) in same period of 1999. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. The decrease in first quarter 2000 sales and marketing expenses versus the prior year is primarily due to lower commissions and incentives related in part to lower contract signing volume.

     General and administrative expenses of $1.7 million (or 12.8% of revenue) for the first quarter of 2000 increased from $1.4 million (or 10.6% of revenue) in the first quarter of 1999. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. General and administrative expenses for the current year include approximately $400,000 of costs incurred for outside legal and consulting services related to Elite's terminated merger transaction with Solution 6 (See Note 3 of Notes to Consolidated Financial Statements included in Item 1).

     The Company reported net interest income of $445,000 for the first quarter of 2000 compared to $163,000 for the first quarter of 1999. The increased interest income in the current year reflects the Company's investment return on its higher cash and cash equivalent balances. The Company's improved cash position can be attributed to its positive cash flow from operations and proceeds received from the May 1999 sale of its CRM business (See Note 2 of Notes to Consolidated Financial Statements included in Item 1).

     The income tax provision for continuing operations for the first three months of 2000 of $365,000 (45.5% of continuing operations pre-tax income) exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization and state income taxes. The income tax provision for continuing operations for the first quarter of 1999 was $59,000 (representing 46.8% of the continuing operation's pre-tax income). The Company believes that the effective tax rate in 2000 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.

YEAR 2000 COMPLIANCE

     Overview: Many software products, custom-developed software, and products embedded with microprocessor chips were designed to store, process or perform calculations using only the last two digits of a four-digit year date, for example, "98" rather than "1998". These software systems and embedded products may assume the first two digits of the year date to be "19" and as such they may not be able to process dates with years following 1999. For example, "00" may be treated by certain software systems as the year 1900 rather than the year 2000.

     Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. As a software vendor, the so-called "Year 2000 compliance" issue is an issue that the Company has had to address with respect to its products as well as software and systems provided by others that the Company uses internally.

     During the Year 2000 date transition, the Company did not experience any failure of mission critical systems nor has it experienced any significant problem with regard to third party suppliers. Similarly, to management's knowledge, the Company's customers have not experienced any significant Year 2000 problems with the Company's software products and services. The Company does not anticipate any material adverse effect to its business or its customers in the future as a result of Year 2000 related problems; however, it is possible that such problems might still arise.

     Proprietary Software Products and Custom Developed Software: The Company recognized the need to address the Year 2000 compliance issue and in 1997 established a Year 2000 compliance committee to supervise and monitor the planning, performance and assessment of the Company's Year 2000 compliance efforts.

     In May 1998, following a period of assessment and testing, the Company issued its Year 2000 readiness statement, which specifically identified the current versions of each of the Company's proprietary products that met the adopted standard. The Company believes that its current versions of proprietary software products are Year 2000 compliant; however, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software products are integrated with its customers' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The Company has generally not tested its products as integrated in its customers' operating environments. The customers' systems with which the Company's products interoperate may not be Year 2000 compliant which may affect the operation of the Company's products.

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

     Third Party Products and Products Used Internally: Third party products integrated within the Company's products are included in the test plans and compliance efforts that the Company has for its own products. In addition, the Company has obtained certification of Year 2000 compliance from most third party vendors whose products are integrated in the Company's products or that are resold by the Company.

     The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company has developed test plans for all critical internal use technology systems and the testing of these was completed in 1999.

     Risks and Costs: Because of the nature of the Company's business, the Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses where the Company retained potential product liabilities, including the CRM business; or other parties. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse effect on the Company. To date, the Company has not been subject to any such claims or litigation.

     As the Company did not, nor does it expect to, experience any significant Year 2000 problems at or after the turn of the millennium, the Company does not currently expect to incur any significant additional costs related to its Year 2000 compliance efforts. All incremental costs associated with the Year 2000 compliance issue will continue to be expensed as incurred.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $33.6 million at March 31, 2000 compared to $31.2 million at December 31, 1999. Working capital at March 31, 2000 was $29.4 million compared to $28.7 million at December 31, 1999.

     The Company is in the process of negotiating a revolving credit agreement, which is expected to be effective in the second quarter of 2000. Management believes that the Company's cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company's future cash requirements.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's existing services and products in the Company's existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services, customer acceptance of new products and services and general changes in the economy, Year 2000 risks discussed in the "Year 2000 Compliance" section of this 10-Q report, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There can be no assurance that such future events or projected results will be achieved, and actual results could differ materially.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                     ELITE INFORMATION GROUP, INC.


Date:   May 12, 2000                 By: /s/  Barry D. Emerson
       -------------                     ----------------------------------
                                         Barry D. Emerson, Vice President,
                                         Treasurer, Chief Financial Officer