Form 10-Q
period 2000-06-30
ELITE INFORMATION GROUP INC
filed 2000-08-14
CIK 885533

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to         .
                                            ----------  ---------

                         Commission file number 0-20034


                          ELITE INFORMATION GROUP, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    41-1522214
              --------                                    ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     5100 WEST GOLDLEAF CIRCLE
      LOS ANGELES, CALIFORNIA                                90056
      -----------------------                                -----
  (Address of principal executive                         (Zip code)
              offices)
                                 (323) 642-5200
                                 --------------
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


         As of July 31, 2000 there were 9,416,623 shares of Common Stock, $.01 par value, outstanding.






================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Statement of Operations -
              Three and six months ended June 30, 2000
              and June 30, 1999                                                   3

         Consolidated Balance Sheet -
              June 30, 2000 and December 31, 1999                                 4

         Consolidated Statement of Cash Flows -
              Six months ended June 30, 2000 and
               June 30, 1999                                                      5

         Notes to Consolidated Financial Statements                             6 - 7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     7 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              11


PART II OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders                    11 - 12

Item 6. Exhibits and Reports on Form 8-K                                         12

SIGNATURE                                                                        13







                          ----------------------------

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

                          ----------------------------

PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

                          ELITE INFORMATION GROUP, INC.
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended        Six months ended
                                                                 --------------------    --------------------
                                                                 June 30,    June 30,    June 30,    June 30,
                                                                   2000        1999        2000        1999
                                                                 --------    --------    --------    --------

Net revenue                                                      $ 13,741    $ 15,401    $ 27,075    $ 28,389
                                                                 --------    --------    --------    --------

Operating expenses:
  Cost of revenue                                                   7,868       8,430      15,591      16,356
  Research and development                                          1,450       1,008       2,771       2,015
  Sales and marketing                                               2,908       2,407       5,141       4,830
  General and administrative                                        1,646       2,386       3,346       3,760
                                                                 --------    --------    --------    --------
       Total operating expenses                                    13,872      14,231      26,849      26,961
                                                                 --------    --------    --------    --------
Operating income (loss)                                              (131)      1,170         226       1,428
Loss on disposition of non-strategic business unit                                                       (295)
Interest income, net                                                  418         260         863         423
                                                                 --------    --------    --------    --------
Income from continuing operations before income taxes                 287       1,430       1,089       1,556
Income tax provision for continuing operations                       (181)       (710)       (546)       (769)
                                                                 --------    --------    --------    --------
Income from continuing operations                                     106         720         543         787
                                                                 --------    --------    --------    --------
Discontinued Operations:
  Loss from discontinued operations, net of income tax                           (333)                   (382)
  Gain on sale of discontinued operations, net of income tax                    4,919                   4,919
                                                                 --------    --------    --------    --------
Net income                                                       $    106    $  5,306    $    543    $  5,324
                                                                 ========    ========    ========    ========

Net income per share - continuing operations
    - Basic                                                      $   0.01    $   0.09    $   0.06    $   0.10
    - Diluted                                                    $   0.01    $   0.08    $   0.06    $   0.09

Net income per share - discontinued operations
    - Basic                                                      $   --      ($  0.04)   $   --      ($  0.05)
    - Diluted                                                    $   --      ($  0.04)   $   --      ($  0.04)

Net income per share - gain on sale of discontinued operations
    - Basic                                                      $   --      $   0.59    $   --      $   0.60
    - Diluted                                                    $   --      $   0.57    $   --      $   0.58

Net income per share
    - Basic                                                      $   0.01    $   0.64    $   0.06    $   0.64
    - Diluted                                                    $   0.01    $   0.62    $   0.06    $   0.63

Weighted average shares outstanding
    - Basic                                                         8,536       8,289       8,502       8,263
    - Diluted                                                       8,712       8,595       8,796       8,496


        The accompanying notes are an integral part of these consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)



                                                                                  June 30,     December 31,
                                                                                    2000           1999
                                                                                -----------    -----------
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 30,956       $ 31,152
    Receivables                                                                      19,068         23,669
    Deferred income taxes                                                             3,836          3,321
    Other current assets                                                                777            972
                                                                                   --------       --------
        Total current assets                                                         54,637         59,114
Property and equipment                                                                2,862          2,503
Software costs                                                                          509            718
Intangible assets                                                                     3,155          3,557
Other assets                                                                            181            224
                                                                                   --------       --------
                                                                                   $ 61,344       $ 66,116
                                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable-trade                                                         $  4,216       $  5,260
    Accrued compensation                                                              2,782          2,860
    Other accrued liabilities                                                         3,601          5,042
    Deferred revenue                                                                 13,011         16,871
    Income taxes payable                                                              1,265            414
                                                                                   --------       --------
        Total current liabilities                                                    24,875         30,447
                                                                                   --------       --------
Deferred income taxes                                                                   801            804
                                                                                   --------       --------
Other liabilities                                                                         7              2
                                                                                   --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued shares were 9,416,623 and 9,355,373, respectively
                                                                                         94             94
    Paid-in capital                                                                  39,254         39,384
    Less treasury stock, at cost, 876,286
       and 950,743 shares, respectively                                              (4,219)        (4,604)
    Accumulated earnings (deficit)                                                      532            (11)
                                                                                   --------       --------
         Total Stockholders' Equity                                                  35,661         34,863
                                                                                   --------       --------
                                                                                   $ 61,344       $ 66,116
                                                                                   ========       ========


        The accompanying notes are an integral part of these consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                   Six months ended
                                                                -----------------------
                                                                June 30,       June 30,
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
    Net income                                                  $    543       $  5,324
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                              1,076          2,125
        Deferred income taxes                                       (518)           660
        Loss on sale of non-strategic business unit                 --              295
        (Gain) on sale of discontinued operations                   --           (4,919)
        Changes in assets and liabilities excluding
          effects of
                disposition of non-strategic business unit
                Receivables                                        4,601            539
                Accounts payable - trade                          (1,044)           989
                Deferred revenue and customer deposits            (3,860)        (2,350)
                Income taxes                                         851           (632)
                Other, net                                        (1,169)           349
                                                                --------       --------
        Net cash provided by operating activities                    480          2,380
                                                                --------       --------
Cash flows from investing activities:
    Purchase of property and equipment                              (789)          (391)
    Net proceeds from sale of discontinued operations               --           11,717
    Cash used in disposition of non-strategic business              --             (714)
unit
                                                                --------       --------
        Net cash provided (used) by investing activities            (789)        10,612
                                                                --------       --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                           113           --
                                                                --------       --------
        Net cash provided by financing activities                    113           --
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents                (196)        12,992
Cash and cash equivalents, beginning of period                    31,152         15,273
                                                                --------       --------
Cash and cash equivalents, end of period                        $ 30,956       $ 28,265
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

         The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

         Operating results for CRM are classified as discontinued operations on the Company's Consolidated Statement of Operations. Revenue applicable to discontinued operations was $4,203,000 for the second quarter and $10,911,000 for the six months ended June 30, 1999. The losses from discontinued operations for the second quarter and six months ended June 30, 1999 are net of income tax benefits of $175,000 and $222,000, respectively.


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

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently required to adopt SAB 101 for the fourth quarter of 2000. Management is in the process of analyzing the effect, if any, that the provisions of SAB 101 will have on the Company's consolidated results of operations, financial condition or cash flows.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance for issues arising in applying APB 25, "Accounting for Stock Issued to Employees". FIN 44 applies to new awards, exchanges of awards in a business combination, modification of outstanding awards and changes in grantee status on or after July 1, 2000, other than provisions regarding re-pricing and the definition of an employee, which are effective after December 15, 1998. Application of FIN 44 did not affect the Company's financial reporting.

NOTE 5 - CREDIT FACILITY

         On May 16, 2000, the Company entered into two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at June 30, 2000. Borrowings under the credit facility will bear interest at the Company's choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002.

NOTE 6 - SUBSEQUENT EVENT

         On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager, Inc. The aggregate consideration paid or to be paid by the Company consists of an initial closing payment of $10.9 million, plus certain working capital payments to be determined after closing and payment of an additional $4 million over a three year period commencing on the first anniversary of closing, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves.

         Law Manager, Inc., is a software company that specializes in providing advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to large law firms, corporate legal departments and government agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. Additionally, during the third quarter of 1999, the Company began start-up operations of its new Elite.com subsidiary, the results of which are reflected in the Company's financial statements beginning in the second half of 1999. Elite.com began offering its services to customers in the first quarter of 2000.

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

         Based in Los Angeles, California, Elite Information Systems is an international software product and services company that provides a comprehensive suite of financial and practice management software applications for law firms and other professional services organizations of all sizes. Elite's software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The company's products can be licensed outright and installed onsite at the customer's location or rented through an ASP hosting solution where Elite maintains the software.

         Elite.com provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.

         The Company's revenue for the second quarter ended June 30, 2000 totaled $13.7 million, which is down 11% from the $15.4 million reported for the second quarter of 1999. Revenue for the first six months of 2000 of $27.1 million compares to revenue for the first half of 1999 of $28.4 million. Compared to the prior year, revenue for the first six months of 2000 includes significantly lower new contract and related implementation services revenues, partially offset by increased maintenance revenues and higher revenues generated from additional sales to existing customers. The increase in maintenance revenues for the current year reflects the continued expansion of the Company's customer base.

         The reduction in new contract revenues for the Company in the second quarter and first half of 2000 versus the prior year can be attributed to a lower level of new business and a resulting reduction in beginning of year backlog, which represents the amount of unearned software license and implementation services revenue on signed customer contracts. Such backlog totaled $11.6 million at December 31, 1999, compared to $26.4 million at the end of 1998. The Company's backlog as of December 31, 1998 reflected exceptional new contract signing levels in the second half of 1998 due in part to customers' Y2K planning. However, correspondingly lower new business levels in the second half of 1999 contributed to a significant reduction in backlog.

         New sales for the Company during the second quarter and first six months of 2000 continued relatively weak. The Company believes that new business levels in the first half of the year were affected by softness in the market associated with Y2K and also reflects prospective customers delaying purchase decisions over uncertainty surrounding the Company's pending merger with Solution 6, which has now been terminated. At June 30, 2000 the Company's backlog of booked business stood at $9 million. Based on the rising volume of customer quote activity, the Company currently anticipates new contract signing levels to increase. However, because of its reduced backlog levels, the Company expects its operating results for the third quarter to be below those achieved in the prior year.

         Gross profit, which represents net revenue less cost of revenue, for the three months ended June 30, 2000 was $5.9 million, down from $7.0 million in the same period of 1999. The Company's gross margin percent was 42.7% for this year's second quarter compared to 45.3% for the same period last year. For the six months ended June 30, 2000, gross profit was $11.5 million (or 42.4% of revenue) versus $12.0 million (or 42.4% of revenue) for the same period of 1999. The Company's cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company's customer support department, and amounts paid to third party software vendors. The Company's gross margin percent compared to the prior year reflects costs related to the Company's new Elite.com service, which began operations in the second half of 1999, along with the impact of recording lower software license revenues which typically provide higher margins.

         Research and development expenses for this year's second quarter of $1.5 million (or 10.6% of revenue) increased from $1.0 million (or 6.5% of revenue) in 1999. Such expenses for the first half of 2000 totaled $2.8 million (or 10.2% of revenue) compared to $2.0 million (or 7.1% of revenue) for the first six months of the prior year. Research and development expenses consist primarily of salaries and expenses of the Company's research and development personnel and outside consultants. The higher expenses in 2000 over the same period last year can be attributed primarily to costs related to Elite.com. The increased expenses for 2000 also reflect ongoing efforts to develop new versions of the Elite suite of products, along with new Web-based products, to allow the Company to continue to provide innovative software solutions as the needs of its customer base and target markets change. No software development costs were capitalized in either 2000 or 1999.

Sales and marketing expenses totaled $2.9 million (or 21.2% of revenue) for the second quarter of 2000 compared to $2.4 million (or 15.6% of revenue) in same period of 1999. Year-to-date expenses of $5.1 million (or 19.0% of revenue) were up from $4.8 million (or 17.0% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. Excluding costs for Elite.com, sales and marketing expenses for 2000 are actually down from the prior year, primarily due to lower commissions and incentives related in part to lower contract signing volume.

         General and administrative expenses of $1.6 million (or 12.0% of revenue) for the second quarter of 2000 were down from $2.4 million (or 15.5% of revenue) in the second quarter of 1999. These expenses totaled $3.3 million (or 12.4% of revenue) for the first half of this year compared to $3.8 million (or 13.2% of revenue) in the first six months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. General and administrative expenses for the first half of 1999 included certain overhead costs related to the Company's former corporate structure, which included its CRM operations that were sold in the prior year (See Note 2 of Notes to Consolidated Financial Statements included in Item 1), along with expenses related to transferring its corporate headquarters location. Expenses for the current year include approximately $600,000 of costs incurred for outside legal and consulting services related to Elite's terminated merger transaction with Solution 6 (See Note 3 of Notes to Consolidated Financial Statements included in Item 1).

         The Company reported net interest income of $418,000 and $863,000 for the second quarter and first half of 2000, respectively. Interest income for the same periods last year totaled $260,000 and $423,000, respectively. The increased interest income in the current year reflects the Company's investment return on its higher cash and cash equivalent balances. The Company's improved cash position can be attributed to its positive cash flow from operations for 1999 and proceeds received from the sale of its CRM business (See Note 2 of Notes to Consolidated Financial Statements included in Item 1).

         The income tax provision for continuing operations in the second quarter of 2000 was $181,000 (or 63.1% of pre-tax income) and for the first half of the year was $546,000 (or 50.1% of pre-tax income). The Company's income tax provision for the year exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization and state income taxes. The Company believes that the effective tax rate in 2000 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.

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

          Results of this failure to process the date correctly could include miscalculations, unpredictable or inconsistent results or complete system failures. As a software vendor, the so-called "Year 2000 compliance" or "Y2K" issue is an issue that the Company has had to address with respect to its products as well as software and systems provided by others that the Company uses internally.

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

         In May 1998, following a period of assessment and testing, the Company issued its Year 2000 readiness statement, which specifically identified the current versions of each of the Company's proprietary products that met the adopted standard. The Company believes that its current versions of proprietary software products are Year 2000 compliant; however, no assurance can be given that additional modifications for Year 2000 compliance will not be necessary. The Company's software products are integrated with its customers' software and hardware systems and have, in many cases, been uniquely customized to the customers' specifications. The Company has generally not tested its products as integrated in its customers' operating environments. The customers' systems with which the Company's products interoperate may not be Year 2000 compliant, which may affect the operation of the Company's products.

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

         The Company has obtained certification of Year 2000 compliance from each of the vendors of its internal use information technology systems. The Company developed test plans for all critical internal use technology systems and the testing of these was completed in 1999.

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

 LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents totaled $31.0 million at June 30, 2000 compared to $31.2 million at December 31, 1999. Working capital at June 30, 2000 was $29.8 million compared to $28.7 million at December 31, 1999. On July 11, 2000 the Company made a $10.9 million cash payment associated with the acquisition of Law Manager, Inc. (See Note 6 of Notes to Consolidated Financial Statements included in Item 1).

         On May 16, 2000, the Company entered into two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at June 30, 2000. Borrowings under the credit facility will bear interest at the Company's choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002. Management believes that the Company's cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company's future cash requirements.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently required to adopt SAB 101 for the fourth quarter of 2000. Management is in the process of analyzing the effect, if any, that the provisions of SAB 101 will have on the Company's consolidated results of operations, financial condition or cash flows.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance for issues arising in applying APB 25, "Accounting for Stock Issued to Employees". FIN 44 applies to new awards, exchanges of awards in a business combination, modification of outstanding awards and changes in grantee status on or after July 1, 2000, other than provisions regarding re-pricing and the definition of an employee, which are effective after December 15, 1998. Application of FIN 44 did not affect the Company's financial reporting.

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events or projected financial results. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in certain forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's existing services and products in the Company's existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services, customer acceptance of new products and services and general changes in the economy, Year 2000 risks discussed in the "Year 2000 Compliance" section of this quarterly report on Form 10-Q, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There can be no assurance that such future events or projected results will be achieved, and actual results could differ materially.

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


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of Elite Information Group, Inc., was convened and adjourned on June 22, 2000, and was reconvened on June 30, 2000. The matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, were as follows:

         1. Christopher K. Poole and Roger Noall were elected at the annual meeting as Class I directors. Listed below are the names of the two nominees elected to serve as directors and the four other continuing directors:

         Class I                   Class II                  Class III
         -------                   --------                  ---------
         Christopher K. Poole      David A. Finley           Alan Rich
         Roger Noall               William G. Seymour        Arthur G. Epker III

                  The following is a separate tabulation with respect to each nominee elected:

                                                   Against or       Broker
                                    For            Withheld         Non-Votes
                                    ---------      ----------       ---------
         Christopher K. Poole       4,841,695      722,975              0
         Roger Noall                4,815,895      748,775              0

         2. With respect to the proposal to approve the Company's 2000 Employee Stock Purchase Plan, 3,002,974 shares were voted for and 381,760 were voted against, with 6,580 abstentions, and 2,173,356 broker non-votes.

         3. With respect to the proposal to approve an amendment to the Company's 1996 Stock Option Plan, 2,513,327 shares were voted for and 868,908 were voted against, with 10,580 abstentions, and 2,171,855 broker non-votes.

         4. With respect to the proposal to ratify the appointment of independent public accountants, 5,555,969 shares were voted for and 5,401 were voted against, with 3,300 abstentions, and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

                                           Description
   Exhibit No.                           ---------------
----------------

10.1 Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon Bank, N.A. dated May 16, 2000

10.2 General Security Agreement by and between Elite Information Systems, Inc., and Mellon Bank, N.A. dated May 16, 2000

10.3 Guarantor Security Agreement by and between Elite Information Group, Inc., and Mellon Bank, N.A. dated May 16, 2000

10.4 Continuing Guaranty of Elite Information Group, Inc. (for the benefit of Mellon Bank, N.A.), dated May 16, 2000

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

                                              ELITE INFORMATION GROUP, INC.



Date:  August 14, 2000                        By:  /s/    Barry D. Emerson
       ---------------                        ---------------------------------
                                              Barry D. Emerson, Vice President,
                                              Treasurer, Chief Financial Officer