Form 10-Q
period 2000-09-30
ELITE INFORMATION GROUP INC
filed 2000-11-13
CIK 885533

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

                For the quarterly period ended September 30, 2000

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________ .

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of October 31, 2000 there were 9,419,123 shares of Common Stock, $.01 par value, outstanding.


================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Statement of Operations -
                Three and nine months ended September 30, 2000
                and September 30, 1999                                      3

         Consolidated Balance Sheet -
                September 30, 2000 and December 31, 1999                    4

         Consolidated Statement of Cash Flows -
                Nine months ended September 30, 2000 and
                September 30, 1999                                          5

         Notes to Consolidated Financial Statements                       6 - 7

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7 - 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        11


PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURE                                                                  12


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

                          ----------------------------

PART I - FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS


                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                   Three months ended         Nine months ended
                                                                      September 30,             September 30,
                                                                    2000         1999         2000         1999
                                                                  --------     --------     --------     --------
Net revenue                                                       $ 12,858     $ 15,381     $ 39,933     $ 43,770
                                                                  --------     --------     --------     --------
Operating expenses:
  Cost of revenue                                                    7,513        8,573       22,607       24,088
  Research and development                                           1,607        1,125        4,378        3,140
  Sales and marketing                                                2,622        2,203        7,763        7,033
  General and administrative                                         1,487        1,437        4,834        5,197
  Amortization of goodwill and other acquired intangibles              354          401          850        1,242
  Write-off of in-process research and development                   1,000           --        1,000           --
                                                                  --------     --------     --------     --------
       Total operating expenses                                     14,583       13,739       41,432       40,700
                                                                  --------     --------     --------     --------
Operating income (loss)                                             (1,725)       1,642       (1,499)       3,070
Loss on disposition of non-strategic business unit                      --           --           --         (295)
Interest income, net                                                   462          354        1,325          777
                                                                  --------     --------     --------     --------
Income (loss) from continuing operations before income taxes        (1,263)       1,996         (174)       3,552
Income tax benefit (provision) for continuing operations             1,113         (779)         567       (1,548)
                                                                  --------     --------     --------     --------
Income (loss) from continuing operations                              (150)       1,217          393        2,004
                                                                  --------     --------     --------     --------
Discontinued Operations:
  Loss from discontinued operations, net of income tax                  --           --           --         (382)
  Gain on sale of discontinued operations, net of income tax            --           --           --        4,919
                                                                  --------     --------     --------     --------
Net income (loss)                                                 $   (150)    $  1,217     $    393     $  6,541
                                                                  ========     ========     ========     ========

Net income (loss) per share - continuing operations
    - Basic                                                       $  (0.02)    $   0.15     $   0.05     $   0.24
    - Diluted                                                     $  (0.02)    $   0.14     $   0.05     $   0.23

Net income (loss) per share - discontinued operations
    - Basic                                                             --           --           --     $  (0.05)
    - Diluted                                                           --           --           --     $  (0.04)

Net income per share - gain on sale of discontinued operations
    - Basic                                                             --           --           --     $   0.59
    - Diluted                                                           --           --           --     $   0.58

Net income (loss) per share
    - Basic                                                       $  (0.02)    $   0.15     $   0.05     $   0.79
    - Diluted                                                     $  (0.02)    $   0.14     $   0.05     $   0.77

Weighted average shares outstanding
    - Basic                                                          8,542        8,322        8,515        8,283
    - Diluted                                                        8,542        8,604        8,758        8,535


              The accompanying notes are an integral part of these
                        consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)


                                                                         September 30,   December 31,
                                                                              2000           1999
                                                                         -------------   ------------
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                               $ 26,859       $ 31,152
    Receivables                                                               16,157         23,669
    Deferred income taxes                                                      3,980          3,321
    Other current assets                                                         586            972
                                                                            --------       --------
        Total current assets                                                  47,582         59,114
Property and equipment                                                         3,387          2,503
Software costs                                                                   435            718
Intangible assets                                                             10,679          3,557
Other assets                                                                     167            224
                                                                            --------       --------
                                                                            $ 62,250       $ 66,116
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable-trade                                                  $  4,954       $  5,260
    Accrued compensation                                                       2,862          2,860
    Other accrued liabilities                                                  4,773          5,042
    Deferred revenue and customer deposits                                    12,817         16,871
    Income taxes payable                                                         746            414
                                                                            --------       --------
        Total current liabilities                                             26,152         30,447
                                                                            --------       --------
Deferred income taxes                                                            560            804
                                                                            --------       --------
Other liabilities                                                                 17              2
                                                                            --------       --------
Stockholders' equity:
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
     shares were 9,419,123 and 9,355,373, respectively                            94             94
    Paid-in capital                                                           39,264         39,384
    Less treasury stock, at cost, 876,286
       and 950,743 shares, respectively                                       (4,219)        (4,604)
    Accumulated earnings (deficit)                                               382            (11)

                                                                            --------       --------
         Total Stockholders' Equity                                           35,521         34,863
                                                                            --------       --------
                                                                            $ 62,250       $ 66,116
                                                                            ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                      Nine months ended
                                                                         September 30,
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
    Net income                                                      $    393       $  6,541
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                  1,774          2,770
        Write-off of in-process research and development               1,000             --
        Deferred income taxes                                           (903)         1,427
        Loss on sale of non-strategic business unit                       --            295
        Gain on sale of discontinued operations                           --         (4,919)
        Changes in assets and liabilities excluding effects of
           businesses acquired and disposed
                Receivables                                            9,343          1,940
                Accounts payable - trade                                (345)         1,052
                Accrued compensation                                    (116)           748
                Deferred revenue and customer deposits                (4,446)        (1,979)
                Income taxes                                             332           (378)
                Other, net                                              (285)           316
                                                                    --------       --------
        Net cash provided by operating activities                      6,747          7,813
                                                                    --------       --------
Cash flows from investing activities:
    Purchase of property and equipment                                (1,953)          (558)
    Purchase of Law Manager, Inc.                                     (9,200)            --
    Net proceeds from sale of discontinued operations                     --          8,619
    Cash used in disposition of non-strategic business unit               --           (699)
                                                                    --------       --------
        Net cash provided (used) by investing activities             (11,153)         7,362
                                                                    --------       --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                               113             --
                                                                    --------       --------
        Net cash provided by financing activities                        113             --
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                  (4,293)        15,175
Cash and cash equivalents, beginning of period                        31,152         15,273
                                                                    --------       --------
Cash and cash equivalents, end of period                            $ 26,859       $ 30,448
                                                                    ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

        For the periods presented, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect as continuing operations the results of operations and financial position of the Company's wholly-owned subsidiary Elite Information Systems, Inc. ("EIS"). On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager Inc. ("LMI") and results for this new operation are reflected in the Company's financial statements since the date of acquisition (see Note 3). Additionally, during the third quarter of 1999, the Company began start-up operations of its Elite.com subsidiary, the results for which are reflected in the Company's financial statements beginning in the second half of last year. During the second quarter of 1999 the Company sold its Customer Relationship Management business ("CRM") (see Note 2). The operating results for CRM are presented in the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company's continuing operations. Also, on March 5, 1999 the Company sold all of the outstanding shares of The Minicomputer Company of Maryland, Inc. ("TMC") to a holding company owned by TMC management.

        The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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


NOTE 2 - DISCONTINUED OPERATIONS

        On May 19, 1999, the Company sold its Customer Relationship Management business, based in Charlotte, North Carolina, to Science Applications International Corporation ("SAIC"). During the second quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition. The gain on sale included certain transaction costs and reserve provisions associated with the sale. The Company received approximately $14.3 million in cash proceeds from the transaction. Operating results for CRM are classified as discontinued operations on the Company's Consolidated Statement of Operations.


NOTE 3 - SIGNIFICANT TRANSACTIONS

        On December 14, 1999, the Company entered into a merger agreement to be acquired by Solution 6 Holdings Limited ("Solution 6") (ASX:SOH), which is based in Sydney, Australia. As contemplated in the merger agreement, on December 21, 1999 Solution 6 initiated an all cash tender offer to purchase 100% of the outstanding shares of Elite common stock. The tender offer was conditioned upon, among other things, obtaining necessary regulatory approvals including clearance of the transaction from the Federal Trade Commission ("FTC"). On May 11, 2000, the Company announced that it had terminated its merger agreement with Solution 6 because of the FTC's opposition to the merger.

        On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager, Inc. The aggregate consideration paid by the Company consists of an initial closing payment of $10.9 million, plus certain working capital payments to be determined after closing and payment of an additional $4 million over a three year period commencing on the first anniversary of closing, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves.

        Law Manager, Inc. is a software company that specializes in providing advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to large law firms, corporate legal departments and government agencies.


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently required to adopt SAB 101 for the fourth quarter of 2000. In October 2000, the SEC issued additional guidance on SAB 101 in the form of the Frequently Asked Questions and Answers publication. Management is in the process of analyzing the effect, if any, that the provisions of SAB 101 will have on the Company's consolidated results of operations and financial condition.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance for issues arising in applying APB 25, "Accounting for Stock Issued to Employees". FIN 44 applies to new awards, exchanges of awards in a business combination, modification of outstanding awards and changes in grantee status on or after July 1, 2000, other than provisions regarding re-pricing and the definition of an employee, which are effective after December 15, 1998. Application of FIN 44 did not impact the Company's financial reporting.

NOTE 5 - CREDIT FACILITY

        On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at September 30, 2000. Borrowings under the credit facility will bear interest at the Company's choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002.

NOTE 6 - SUBSEQUENT EVENT

        On November 13, 2000, The Company announced that its Board of Directors had authorized a stock buy-back program to purchase from time-to-time on the open market, or through negotiated purchases, up to 1,000,000 shares of the Company's common stock. The shares acquired will become treasury shares and would be available for various corporate purposes. The funds required for the stock purchases are expected to be provided from the Company's cash and cash equivalent balances on hand and internally generated cash flow. The timing and amount of shares purchased will depend upon market conditions and other factors. The stock buy-back program will terminate on November 8, 2001, unless extended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        The consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect the results of operations and financial position of the Company's wholly owned subsidiary Elite Information Systems, Inc. ("EIS"). On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager, Inc. ("LMI") and results for this new operation are reflected in the Company's financial statements since the date of acquisition (see Note 3 of Notes to Consolidated Financial Statements included in Item 1). Additionally, during the third quarter of 1999, the Company began start-up operations of its Elite.com subsidiary, the results of which are reflected in the Company's financial statements beginning in the second half of 1999.

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

        Based in Los Angeles, California, EIS is an international software product and services company that provides a comprehensive suite of financial and practice management software applications for law firms and other professional services organizations of all sizes. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The company's products can be licensed outright and installed onsite at the customer's location or rented through an ASP hosting solution ("e-Connect from Elite") where EIS maintains the hardware and software that is accessed remotely by the customer.

        Elite.com provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.

        LMI is a software company that specializes in providing advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to large law firms, corporate legal departments and government agencies.

        The Company's revenue for the third quarter ended September 30, 2000 totaled $12.9 million. Excluding LMI revenue of $1.2 million, revenue for the Company was $11.7 million, down 24% from the $15.4 million reported for the third quarter of 1999. Revenue for the first nine months of 2000 was $39.9 million versus revenue for the first nine months of 1999 of $43.8 million. Compared to the prior year, revenue for the first nine months of 2000 includes significantly lower new contract license and related implementation services revenue, partially offset by increased maintenance revenue and LMI revenue. The increase in maintenance revenue for the current year reflects the continued expansion of the Company's customer base.

        The reduction in new contract revenues for the Company in the third quarter and first nine months of 2000 versus the prior year can be attributed to a lower level of new business and a resulting reduction in backlog, which represents the amount of unearned software license and implementation services revenue on signed customer contracts. Such backlog totaled $11.6 million at December 31, 1999, compared to $26.4 million at the end of 1998. The Company's backlog as of December 31, 1998 reflected exceptional new contract signing levels in the second half of 1998 due in part to customers' Y2K planning. However, lower new business levels in the second half of 1999 contributed to a significant reduction in backlog.

        New sales for the Company during the third quarter and first nine months of 2000 continued to be relatively weak reflecting overall softness in the market, largely attributable to the after-effects of Y2K and a general slow-down in big-ticket software purchases in the legal market. The Company believes its lower 2000 sales level also reflected delayed purchase decisions by prospective customers over uncertainty surrounding the Company's pending merger with Solution 6 Holdings Ltd., which was terminated in May of this year. At September 30, 2000, the Company's backlog of booked business stood at $7.3 million. Based on the rising volume of new customer proposals, the Company currently anticipates new contract signing levels to increase. However, because of its reduced backlog levels, the Company expects it operating results for the fourth quarter to be below those achieved in the prior year.

        Gross profit, which represents net revenue less cost of revenue, for the three months ended September 30, 2000 was $5.3 million, down from $6.8 million in the same period of 1999. The Company's gross margin percent for the third quarter was 41.6% versus 44.3% in the prior year. The Company's gross margin percent without LMI was 40.0% for this year's third quarter. For the nine months ended September 30, 2000, gross profit was $17.3 million (or 43.4% of revenue) versus $19.7 million (or 45.0% of revenue) for the same period of 1999. The Company's cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company's customer support department, and amounts paid to third party software vendors. The Company's gross margin percent compared to the prior year reflects increased costs related to the Company's Elite.com service, which began operations in the second half of 1999, along with the impact of recording lower software license revenues which typically provide higher margins.

        Research and development expenses for this year's third quarter of $1.6 million (or 12.5% of revenue) increased from $1.1 million (or 7.3% of revenue) in 1999. Such expenses for the first nine months of 2000 totaled $4.4 million (or 11.0% of revenue) compared to $3.1 million (or 7.2% of revenue) for the first nine months of the prior year. Research and development expenses consist primarily of salaries and expenses of the Company's research and development personnel and outside consultants. The higher expenses in 2000 over the same period last year can be attributed primarily to costs related to Elite.com. The increased expenses for 2000 also reflect ongoing efforts to develop new versions of the Elite suite of products, along with new Web-based products, to allow the Company to continue to provide innovative software solutions as the needs of its customer base and target markets change. No software development costs were capitalized in either 2000 or 1999.

        Sales and marketing expenses totaled $2.6 million (or 20.4% of revenue) for the third quarter of 2000 compared to $2.2 million (or 14.3% of revenue) in the same period of 1999. Year-to-date expenses of $7.8 million (or 19.4% of revenue) were up from $7.0 million (or 16.1% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. Excluding costs for Elite.com, sales and marketing expenses for 2000 are actually down from the prior year, primarily due to lower sales commissions related to lower new contract signing volume.

        General and administrative expenses of $1.5 million (or 11.6% of revenue) for the third quarter of 2000 were up slightly from $1.4 million (or 9.3% of revenue) in the third quarter of 1999. These expenses totaled $4.8 million (or 12.1% of revenue) for the first nine months of this year compared to $5.2 million (or 11.9% of revenue) in the first nine months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. General and administrative expenses for the first half of 1999 included certain overhead costs related to the Company's former corporate structure, which included its CRM operations that were sold in the prior year (See Note 2 of Notes to Consolidated Financial Statements included in Item 1). Expenses for the current year include approximately $600,000 of costs incurred for outside legal and consulting services related to Elite's terminated merger transaction with Solution 6 (See Note 3 of Notes to Consolidated Financial Statements included in Item 1).

        As part of the LMI acquisition, the Company recorded a $1 million charge in the third quarter to write-off the estimated value of LMI's in-process research and development.

        The Company reported net interest income of $462,000 and $1.3 million for the third quarter and first nine months of 2000, respectively. Interest income for the same periods last year totaled $354,000 and $777,000, respectively. The increased interest income in the current year reflects the Company's investment return on its higher cash and cash equivalent balances. The Company's improved cash position can be attributed to its positive cash flow from operations and proceeds received from the sale of its CRM business (See
Note 2 of Notes to Consolidated Financial Statements included in Item 1), partially offset by the amount paid to acquire LMI (See Note 3 of Notes to Consolidated Financial Statements included in Item 1).

        The income tax benefit for continuing operations in the third quarter of 2000 was $1.1 million and for the first nine months of the year was $567,000. The Company's income tax benefit for the third quarter and year-to-date reflects $750,000 of tax refunds received for research and experimentation credits. Excluding the effect of tax credits, the Company's income tax provision exceeds the income tax expense at statutory rates primarily due to the permanent difference of non-deductible goodwill amortization and state income taxes.


YEAR 2000 COMPLIANCE

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

        The Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses where the Company retained potential product liabilities, including the CRM business; customers of its recently acquired LMI business; or other parties. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the ultimate amount of liability, if any, from such actions would have a material adverse effect on the Company. To date, the Company has not been subject to any such claims or litigation.

        As the Company did not, nor does it expect to, experience any significant Year 2000 problems, the Company does not currently expect to incur any significant additional costs related to its Year 2000 compliance efforts. All incremental costs associated with the Year 2000 compliance issue will continue to be expensed as incurred.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents totaled $26.9 million at September 30, 2000 compared to $31.2 million at December 31, 1999. Working capital at September 30, 2000 was $21.4 million compared to $28.7 million at December 31, 1999. On July 11, 2000 the Company made a $10.9 million cash payment associated with the acquisition of LMI (See Note 3 of Notes to Consolidated Financial Statements included in Item 1).

        On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at September 30, 2000. Borrowings under the credit facility will bear interest at the Company's choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002. Management believes that the Company's cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company's future cash requirements.


NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101") that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is currently required to adopt SAB 101 for the fourth quarter of 2000. In October 2000, the SEC issued additional guidance on SAB 101 in the form of the Frequently Asked Questions and Answers publication. Management is in the process of analyzing the effect, if any, that the provisions of SAB 101 will have on the Company's consolidated results of operations and financial condition.

        In March 2000, the Financial Accounting Standards Board ("FASB") issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 provides guidance for issues arising in applying APB 25, "Accounting for Stock Issued to Employees". FIN 44 applies to new awards, exchanges of awards in a business combination, modification of outstanding awards and changes in grantee status on or after July 1, 2000, other than provisions regarding re-pricing and the definition of an employee, which are effective after December 15, 1998. Application of FIN 44 did not impact the Company's financial reporting.


FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain statements that are, or may be, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company's expectations or beliefs concerning future events, including the Company's future product initiatives, sales and financial performance. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, unsuccessful integration of acquired businesses, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's existing services and products in the Company's existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services, customer acceptance of new products and services and general changes in the economy, Year 2000 risks discussed in the "Year 2000 Compliance" section of this quarterly report on Form 10-Q, as well as matters discussed in "Risks and Uncertainties" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There can be no assurance that such future events or projected results will be achieved, and actual results could differ materially.

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

(b)     REPORTS ON FORM 8-K:

        The Company filed a Form 8-K on July 21, 2000 to report the acquisition of all of the outstanding capital stock of Law Manager, Inc. ("LMI") pursuant to a Stock Purchase Agreement dated as of July 7, 2000. This Form 8-K was amended on September 25, 2000 to incorporate LMI's audited financial statements for the year ended December 31, 1999 and the unaudited pro forma condensed consolidated financial information for Elite Information Group, Inc. and LMI for the year ended December 31, 1999 and for the three months ended March 31, 2000.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ELITE INFORMATION GROUP, INC.



Date:  November 13, 2000                  By: /s/ Barry D. Emerson
       -----------------                      ----------------------------------
                                              Barry D. Emerson, Vice President,
                                              Treasurer, Chief Financial Officer