Form 10-Q
period 2001-03-31
ELITE INFORMATION GROUP INC
filed 2001-05-14
CIK 885533

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

                  For the quarterly period ended March 31, 2001

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

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

     As of May 9, 2001 there were 9,415,123 shares of Common Stock, $.01 par value, outstanding.

================================================================================

                          ELITE INFORMATION GROUP, INC.
                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Statement of Operations -
              Three months ended March 31, 2001
              and March 31, 2000                                                                 3

         Consolidated Balance Sheet -
              March 31, 2001 and December 31, 2000                                               4

         Consolidated Statement of Cash Flows -
              Three months ended March 31, 2001 and
               March 31, 2000                                                                    5

         Notes to Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                    7 - 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             10


PART II OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                                        10

SIGNATURE                                                                                       11




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

                          ----------------------------

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements


                          ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                                 2001             2000
                                                               ---------       --------
Net revenue                                                    $ 14,295       $ 13,334
                                                               --------       --------
Operating expenses
  Cost of revenue                                                 8,370          7,444
  Research and development                                        1,466          1,321
  Sales and marketing                                             2,904          2,233
  General and administrative                                      1,745          1,700
  Amortization of goodwill and other acquired intangibles           514            279
                                                               --------       --------
       Total operating expenses                                  14,999         12,977
                                                               --------       --------
Operating income (loss)                                            (704)           357
Interest income, net                                                298            445
                                                               --------       --------
Income (loss) before income taxes                                  (406)           802

Income tax benefit (provision)                                      103           (365)

                                                               --------       --------
Net income (loss)                                              $   (303)      $    437
                                                               ========       ========

Net income (loss) per share
    - Basic                                                    $  (0.04)      $   0.05
    - Diluted                                                  $  (0.04)      $   0.05

Weighted average shares outstanding
    - Basic                                                       8,059          8,492
    - Diluted                                                     8,059          8,753



              The accompanying notes are an integral part of these
                        consolidated financial statements

                          ELITE INFORMATION GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                 (In thousands, except share and per share data)


                                                                            March 31,     December 31,
                                                                              2001            2000
                                                                           -----------    ------------
                                                                           (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                               $ 20,649       $ 24,787
    Receivables                                                               18,051         15,684
    Deferred income taxes                                                      3,712          3,715
    Other current assets                                                       1,393            822
                                                                            --------       --------
        Total current assets                                                  43,805         45,008
Property and equipment, net                                                    2,385          2,336
Software costs, net                                                            1,297          1,167
Intangible assets, net                                                        11,867         12,385
Other assets                                                                      67            148
                                                                            --------       --------
                                                                            $ 59,421       $ 61,044
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                        $  3,912       $  3,552
    Accrued compensation                                                       2,538          3,024
    Other accrued liabilities                                                  4,167          6,347
    Deferred revenue                                                          15,859         14,570
                                                                            --------       --------
        Total current liabilities                                             26,476         27,493
                                                                            --------       --------
Deferred income taxes                                                            678            911
                                                                            --------       --------
Other liabilities
                                                                                   8              8
                                                                            --------       --------
Stockholders' equity
    Common stock, $.01 par value; Authorized 20,000,000 shares; Issued
        9,415,123 shares                                                          94             94
    Paid-in capital                                                           39,307         39,326
    Treasury stock, at cost, 1,372,308
       and 1,362,276 shares, respectively                                     (6,696)        (6,645)
    Accumulated deficit                                                         (446)          (143)
                                                                            --------       --------

                                                                              32,259         32,632
                                                                            --------       --------
                                                                            $ 59,421       $ 61,044
                                                                            ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                         ELITE INFORMATION GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                     Three months ended
                                                                          March 31,
                                                                    2001          2000
                                                                 ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                           $   (303)      $    437
     Adjustments to reconcile net income (loss) to net cash
       (used) provided by operating activities:
       Depreciation and amortization                                  883            583
       Deferred income taxes                                         (230)          (378)
       Changes in current assets and liabilities:
         Receivables                                               (2,367)         4,080
         Accounts payable                                             360            230
         Accrued compensation                                        (486)          (398)
         Deferred revenue                                           1,289         (2,196)
         Income taxes                                                (121)         1,413
         Other, net                                                  (401)          (956)
                                                                 --------       --------
      Net cash (used) provided by operating activities             (1,376)         2,815
                                                                 --------       --------
Cash flows from investing activities:
  Purchase of Law Manager, Inc.                                    (2,148)          --
  Purchase of property and equipment                                 (292)          (406)
  Investment in software costs                                       (252)          --
                                                                 --------       --------
     Net cash used by investing activities                         (2,692)          (406)
                                                                 --------       --------
Cash flows from financing activities:
  Purchase of treasury stock                                         (139)          --
  Proceeds from issuance of common stock                               69             21
                                                                 --------       --------
     Net cash (used) provided by financing activities                 (70)            21
                                                                 --------       --------
Net (decrease) increase in cash and cash equivalents               (4,138)         2,430
Cash and cash equivalents, beginning of period                     24,787         31,152
                                                                 --------       --------
Cash and cash equivalents, end of period                         $ 20,649       $ 33,582
                                                                 ========       ========




              The accompanying notes are an integral part of these
                        consolidated financial statements

                          ELITE INFORMATION GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     For the periods presented, the consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect the results of operations and financial position of the Company's wholly owned subsidiaries, Elite Information Systems, Inc., Law Manager Inc. ("LMI") and Elite.com. The Company acquired all of the outstanding capital stock of LMI on July 11, 2000 and results for this new operation are reflected in the Company's financial statements since the date of acquisition (see Note 2).

     The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 as reported by the Company in its Annual Report on Form 10-K.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 - SIGNIFICANT TRANSACTIONS

     On July 11, 2000, the Company acquired all of the outstanding capital stock of LMI for aggregate consideration of approximately $13.6 million, including acquisition costs. An additional $4 million may be payable over a three-year period commencing on the first anniversary of closing, subject to certain conditions, and will be accounted for as additional purchase price. The consideration paid to date by the Company was funded by its existing cash reserves. LMI provides software products including advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services to law firms, large corporate legal departments and government agencies.

NOTE 3 - NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The consolidated financial statements of Elite Information Group, Inc. ("Elite" or the "Company") reflect the results of operations and financial position of the Company's wholly owned subsidiaries, Elite Information Systems, Inc. ("EIS"), Law Manager, Inc. ("LMI") and Elite.com. The Company acquired all of the outstanding capital stock of LMI on July 11, 2000 and results for this new operation are reflected in the Company's financial statements since the date of acquisition.

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

     LMI provides software products including advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services to law firms, large corporate legal departments and government agencies.

     Elite.com provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.

     The Company's revenue for the first quarter ended March 31, 2001 totaled $14.3 million. This compares to revenue for the first quarter of 2000 of $13.3 million. Elite's revenue growth for the first quarter compared to the first three months of last year is due mainly to higher software license and implementation services revenues from new EIS contracts, increased sales to existing customers, higher maintenance revenues, and the added revenues for LMI, which was acquired by the Company in July 2000.

     The increase in software license and implementation services revenues compared to the prior year was due primarily to the Company's higher backlog of signed customer orders entering the year. Backlog for EIS at the beginning of 2001 totaled $15.9 million compared to $11.6 million at the start of 2000. Backlog at March 31, 2001 for EIS totaled $16.4 million versus $10.6 million at March 31, 2000.

     Gross profit, which represents net revenue less cost of revenue, for the three months ended March 31, 2001 was $5.9 million, about even with the same period of 2000. The Company's gross margin percent was 41.4% for this year's first quarter compared to 44.2% for the first three months of last year. The Company's cost of revenue consists primarily of expenses for deployable resources, such as implementation personnel and contract labor, salaries and related expenses for the Company's customer support department, and amounts paid to third party software vendors.

     The reduction in the Company's 2001 gross margin percent relates primarily to lower margins for EIS operations year-to-year due in part to the costs of new services personnel hired to generate future revenues and to implement the Company's increased backlog (which will be billable to customers after completion of training of these personnel). Additionally, the lower gross margin percent reflects the inclusion of results for LMI this year, which reported uncharacteristically low margins for the period.

     Research and development expenses for this year's first quarter of $1.5 million (or 10.3% of revenue) increased from $1.3 million (or 9.9% of revenue) in 2000. R&D expenses consist primarily of salaries and expenses of the Company's R&D personnel and outside consultants. The higher expenses in 2001 over the same period of last year can be attributed primarily to including LMI results this year. R&D expense for the current year also reflects development costs for a number of new development projects currently underway at EIS. For the first quarter, the Company's R&D expense was reduced by the capitalization of approximately $250,000 of internally developed software costs. No software development costs were capitalized in 2000.

     The increased R&D effort for EIS is expected to continue to grow during 2001 to complete development of our recently announced products designed for new professional services markets. The Company is committed to maintaining strong research and development efforts so it can continue to provide innovative software solutions as the needs of its customer base and target markets change.

     Sales and marketing expenses totaled $2.9 million (or 20.3% of revenue) for the first quarter of 2001 compared to $2.2 million (or 16.7% of revenue) in same period of 2000. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. The increase in first quarter 2001 sales and marketing expenses versus the prior year is primarily due to higher sales compensation costs related to the Company's higher sales volume.

     General and administrative expenses were $1.7 million (or 12.2% of revenue) for the first quarter of 2001 and also totaled $1.7 million (or 12.7% of revenue) in the first quarter of 2000. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs.

     The Company reported net interest income of $298,000 for the first quarter of 2001 compared to $445,000 for the first quarter of 2000. The reduced interest income in the current year primarily reflects the Company's lower cash balances available for investment due largely to the funds used for the acquisition of LMI and to re-purchase the Company's common stock, offset partially by its positive cash flow from operations.

     The income tax benefit of $103,000 (or 25.4% of pre-tax) for the first three months of 2001 was a direct result of the pre-tax loss, offset in part, by the permanent difference of non-deductible goodwill amortization and state income taxes. The income tax provision for the first quarter of 2000 of $365,000 (45.5% of pre-tax income) exceeded the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization and state income taxes. The Company believes that the effective tax rate in 2001 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.

     The Company's net loss for the first quarter of 2001 of $303,000, or 4 cents per diluted share, compares to a profit for the first quarter of 2000 of $437,000, or 5 cents per diluted share. For the current year, profit for the Company's EIS operations was more than offset by losses for its LMI and Elite.com businesses. Elite acquired LMI in July 2000 and therefore results for this business were not included in the Company's financial statements for the first quarter of last year.

RISKS AND UNCERTAINTIES

     The Company's personnel and other operating expenses are based in part on its expectations for work efforts needed to generate future revenue and are relatively fixed in the short-term. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of engagements in a particular period, there could be a material adverse affect on the Company's consolidated results of operations and financial condition. Additionally, the Company's implementation personnel require significant advanced training prior to servicing customers. Therefore, the Company could face the short-term risk of having a shortage of experienced implementation personnel capable of generating revenues in the event of a rapid ramp up in new customer orders, like the record sales level reported in the fourth quarter of 2000.

     Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the size and timing of customer engagements; the length of the sales cycle; market acceptance of its software systems and services; technological changes in computer systems and environments; changes in the Company's or its competitors' pricing policies; the Company's success in expanding to new markets; the cost of new product development; the mix of software systems and services and changes in general economic conditions.

     The Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses where the Company retained potential product liabilities, including its former Customer Relationship Management business; customers of its recently acquired LMI business; or other parties. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the amount of liability, if any, from such actions would have a material adverse effect on the Company. To date, the Company has not been subject to any such claims or litigation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents totaled $20.6 million at March 31, 2001 compared to $24.8 million at December 31, 2000. Working capital at March 31, 2001 was $17.3 million compared to $17.5 million at December 31, 2000. The reduction in cash and cash equivalents during the quarter is due mainly to amounts paid under the LMI purchase agreement, 2000 incentive award payments and cash used to purchase capital equipment. Management believes that the Company's cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company's cash requirements for the foreseeable future.

     On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at March 31, 2001. Borrowings under the credit facility will bear interest at the Company's choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company's tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company's financial reporting.

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

     Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company's markets, continued acceptance of the Company's existing services and products in the Company's existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services at reasonable cost, customer acceptance of new products and services and general changes in the economy. These factors of risk are also detailed under Risks and Uncertainties in this Form 10-Q and from time to time in the Company's SEC reports, including the Report on Form 10-K for the year ended December 31, 2000 and the annual report to shareholders. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially. The Company does not undertake any obligation to update any forward-looking statements.

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


                                     ELITE INFORMATION GROUP, INC.


Date:   May 14, 2001                 By: /s/ Barry D. Emerson
       -------------                     ---------------------------------
                                         Barry D. Emerson, Vice President,
                                         Treasurer, Chief Financial Officer