Form 10-Q
period 2001-06-30
ELITE INFORMATION GROUP INC
filed 2001-08-13
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 0-20034

ELITE INFORMATION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1522214

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5100 West Goldleaf Circle Los Angeles, California	90056

(Address of principal executive offices)	(Zip code)

(323) 642-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ].

As of July 31, 2001 there were 8,071,102 shares of Common Stock, $.01 par value, outstanding.

Elite Information Group, Inc.

		Page
		Number

Part I Financial Information:

Item 1.	Financial Statements

	Consolidated Statement of Operations - Three and six months ended June 30, 2001 and June 30, 2000	3

	Consolidated Balance Sheet - June 30, 2001 and December 31, 2000	4

	Consolidated Statement of Cash Flows - Six months ended June 30, 2001 and June 30, 2000	5

	Notes to Consolidated Financial Statements	6 – 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 – 10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Part II Other Information:

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signature		12

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

PART I — Financial Information:

Item 1. Financial Statements

Elite Information Group, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net revenue	$17,392	$13,741	$31,687	$27,075

Cost of revenue	8,403	7,650	16,773	15,094

Gross profit	8,989	6,091	14,914	11,981

Operating expenses

Research and development	1,831	1,450	3,297	2,771

Sales and marketing	2,930	2,908	5,834	5,141

General and administrative	1,872	1,646	3,617	3,346

Amortization of goodwill and other acquired intangibles	514	218	1,028	497

Total operating expenses	7,147	6,222	13,776	11,755

Operating income (loss)	1,842	(131)	1,138	226

Interest income, net	224	418	522	863

Income before income taxes	2,066	287	1,660	1,089

Income tax provision	(777)	(181)	(674)	(546)

Net income	$1,289	$106	$986	$543

Net income per share

- Basic	$0.16	$0.01	$0.12	$0.06

- Diluted	$0.16	$0.01	$0.12	$0.06

Weighted average shares outstanding

- Basic	8,059	8,536	8,059	8,502

- Diluted	8,176	8,712	8,174	8,769

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Balance Sheet
(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$22,726	$24,787

Receivables	18,271	15,684

Deferred income taxes	4,466	3,715

Other current assets	1,774	822

Total current assets	47,237	45,008

Property and equipment, net	2,362	2,336

Software costs, net	1,529	1,167

Intangible assets, net	11,349	12,385

Other assets, net	64	148

	$62,541	$61,044

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable-trade	$3,782	$3,552

Accrued compensation	2,932	3,024

Other accrued liabilities	4,202	6,391

Deferred revenue	15,659	14,570

Income taxes payable	1,852	(44)

Total current liabilities	28,427	27,493

Deferred income taxes	613	911

Other liabilities	8	8

Stockholders’ equity

Common stock, $.01 par value; Authorized 20,000,000 shares; Issued shares were 9,415,623 and 9,415,123, respectively	94	94

Paid-in capital	39,273	39,326

Less treasury stock, at cost, 1,375,378 and 1,362,276 shares, respectively	(6,717)	(6,645)

Accumulated earnings (deficit)	843	(143)

Total stockholders’ equity	33,493	32,632

	$62,541	$61,044

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended

	June 30,	June 30,
	2001	2000

Cash flows from operating activities:

Net income	$986	$543

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,772	1,076

Deferred income taxes	(1,049)	(518)

Changes in current assets and liabilities:

Receivables	(2,587)	4,601

Accounts payable	230	(1,044)

Deferred revenue and customer deposits	1,089	(3,860)

Income taxes payable	1,896	851

Other, net	(1,001)	(1,169)

Net cash provided by operating activities	1,336	480

Cash flows from investing activities:

Purchase of Law Manager, Inc.	(2,148)	—

Purchase of property and equipment	(515)	(789)

Investment in software costs	(609)	—

Net cash used by investing activities	(3,272)	(789)

Cash flows from financing activities:

Purchase of treasury stock	(319)	—

Proceeds from issuance of common stock	194	113

Net cash (used) provided by financing activities	(125)	113

Net decrease in cash and cash equivalents	(2,061)	(196)

Cash and cash equivalents, beginning of period	24,787	31,152

Cash and cash equivalents, end of period	$22,726	$30,956

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – Basis of Presentation

For the periods presented, the consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) reflect the results of operations and financial position of the Company’s wholly owned subsidiaries, Elite Information Systems, Inc., Law Manager Inc. (“LMI”) and Elite.com. The Company acquired all of the outstanding capital stock of LMI on July 11, 2000 and results for this new operation are reflected in the Company’s financial statements since the date of acquisition (see Note 4).

The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 – Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding combined with any outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”) were not included in the computation of diluted earnings per share. There were approximately 1.2 million weighted average anti-dilutive options for the three and six month periods ended June 30, 2001 and approximately 300,000 weighted average anti-dilutive options for the three and six month periods ended June 30, 2000. A reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computation can be found in Exhibit 11 of this Form 10Q.

NOTE 3 – New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company’s financial reporting.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and will require that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001. Use of the “pooling-of-interest” method will be prohibited. This new standard is effective for business combinations completed after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to impairment testing in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is required to adopt SFAS No. 142 in the first quarter of 2002, however, goodwill and intangible assets acquired after June 30, 2001, will be subject to the amortization provisions of SFAS No. 142.

NOTE 4 – Significant Transactions

On July 11, 2000, the Company acquired all of the outstanding capital stock of LMI. LMI provides software products, including advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to law firms, large corporate legal departments and government agencies. In July 2001, the Company paid an additional $1.3 million to the sellers of LMI pursuant to terms of the LMI purchase agreement, brining total consideration paid for this business to approximately $14.9 million. An aggregate of $2.7 million of additional purchase price may be payable over the next two years, in equal annual installments on the anniversary date of the acquisition, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) reflect the results of operations and financial position of the Company’s wholly owned subsidiaries, Elite Information Systems, Inc. (“EIS”), Law Manager, Inc. (“LMI”) and Elite.com. The Company acquired all of the outstanding capital stock of LMI on July 11, 2000 and results for this new operation are reflected in the Company’s financial statements since the date of acquisition.

Based in Los Angeles, California, EIS is an international provider of a comprehensive suite of financial and practice management software products, including integrated time and billing, general ledger, accounts payable and matter management products. Customers include legal and other professional services organizations of all sizes. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or rented through an ASP hosting solution (“e-Connect from Elite”), where EIS maintains the hardware and software that is accessed remotely by the customer.

LMI provides software products, including advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to law firms, large corporate legal departments and government agencies.

Elite.com provides Internet-based time tracking and billing services to smaller professional services companies, including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances.

The Company’s revenue for the second quarter ended June 30, 2001 totaled a record $17.4 million, which was up 27% from the $13.7 million reported for the second quarter of 2000. Revenue for the first six months of 2001 of $31.7 million compares to revenue for the first half of 2000 of $27.1 million. Elite’s revenue growth for 2001 compared to 2000 is due mainly to higher software license and implementation services revenues from new EIS contracts, increased sales to existing customers, higher maintenance revenues, and the added revenues for LMI, which was acquired by the Company in July 2000.

The increase in software license and implementation services revenues compared to prior year was due primarily to the Company’s higher backlog of signed customer orders entering the year. Backlog for EIS at the beginning of 2001 totaled $15.9 million compared to $11.6 million at the start of 2000. Backlog at June 30, 2001 for EIS totaled $15.0 million compared to $9.0 million at June 30, 2000.

Gross profit, which represents net revenue less cost of revenue, for the three months ended June 30, 2001 was $9.0 million, up from $6.1 million in the same quarter of 2000. The Company’s gross margin percent was 51.7% for this year’s second quarter compared to 44.3% for the same period last year. For the six months ended June 30, 2001, gross profit was $14.9 million (or 47.1% of revenue) versus $12.0 million (or 44.3% of revenue) for the same period of 2000. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors. The Company’s improved gross margin percentage compared to the prior year reflects the larger proportion of higher margin license revenues and a lower level of software vendor royalty costs. Higher margins for LMI also favorably impacted the second quarter while reducing margins for the year-to-date.

Research and development expenses for this year’s second quarter of $1.8 million (or 10.5% of revenue) increased from $1.5 million (or 10.6% of revenue) in 2000. Such expenses for the first half of 2001 totaled $3.3 million (or 10.4% of revenue) compared to $2.8 million (or 10.2% of revenue) for the first six months of the prior year. Research and development expenses consist primarily of salaries and expenses of the Company’s research and development personnel and outside consultants. The higher expenses in 2001 over the same period last year reflect costs for work to design and develop certain products to support the Company’s expansion into new Professional Services Automation markets, partially offset by reduced expenses for Elite.com. Research and development expenses were reduced by the capitalization of internally developed software costs totaling approximately $330,000 for the second quarter and $580,000 for the first half of 2001. No software development costs were capitalized in 2000.

The increased R&D effort for EIS is expected to continue through 2001 as the Company completes development of its new product lines. The Company is committed to maintaining strong research and development efforts so it can continue to provide innovative software solutions as the needs of its customer base and target markets change.

Sales and marketing expenses for the quarter remained unchanged compared to the second quarter of 2000 totaling $2.9 million. As a percentage of revenues, sales and marketing expenses decreased to 16.8% of revenue in the second quarter of 2001 from 21.2% of revenue for the second quarter of 2000. Year-to-date expenses of $5.8 million (or 18.4% of revenue) were up from $5.1 million (or 19.0% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. The increase for the year is due primarily to higher sales compensation costs related to the Company’s higher sales volume.

General and administrative expenses of $1.9 million (or 10.8% of revenue) for the second quarter of 2001 were up from $1.6 million (or 12.0% of revenue) in the second quarter of 2000. These expenses totaled $3.6 million (or 11.4% of revenue) for the first half of this year compared to $3.3 million (or 12.4% of revenue) in the first six months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. The increase in general and administrative expenses is due largely to the incremental costs for LMI. Higher intangibles amortization expense in 2001 also relates to costs associated with the LMI acquisition.

The Company reported net interest income of $224,000 and $522,000 for the second quarter and first half of 2001, respectively. Interest income for the same periods last year totaled $418,000 and $863,000, respectively. The reduced interest income in the current year primarily reflects the Company’s lower cash balances available for investment due largely to the funds used for the acquisition of LMI and to repurchase the Company’s common stock, offset partially by its positive cash flow from operations.

The income tax provision for the second quarter of 2001 was $777,000 (or 37.6% of pre-tax income) and for the first half of the year was $674,000 (or 40.6% of pre-tax income). The Company’s income tax provision for the year exceeds the income tax expense at the statutory rates for this period primarily due to the permanent difference of non-deductible goodwill amortization and state income taxes. The Company believes that the effective tax rate in 2001 will remain higher than the statutory rate due to the ongoing non-deductible goodwill amortization.

Risks and Uncertainties

The Company’s personnel and other operating expenses are based in part on its expectations for work efforts needed to generate future revenue and are relatively fixed in the short-term. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of engagements in a particular period, there could be a material adverse affect on the Company’s consolidated results of operations and financial condition. Additionally, the Company’s implementation personnel require significant advanced training prior to servicing customers. Therefore, the Company could face the short-term risk of having a shortage of experienced implementation personnel capable of generating revenues in the event of a rapid ramp up in new customer orders.

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the size and timing of customer engagements; the length of the sales cycle; market acceptance of its software systems and services; technological changes in computer systems and environments; changes in the Company’s or its competitors’ pricing policies; the Company’s success in expanding to new markets; the cost of new product development; the mix of software systems and services and changes in general economic conditions.

The Company may be subject to Year 2000 claims or litigation by: its customers; customers of divested businesses in which the Company retained potential product liabilities, including its former Customer Relationship Management business; customers of its recently acquired LMI business; or other parties. Although the ultimate outcome of any litigation is uncertain, the Company does not believe that the amount of liability, if any, from such actions would have a material adverse effect on the Company. To date, the Company has not been subject to any such claims or litigation.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $22.7 million at June 30, 2001 compared to $24.8 million at December 31, 2000. Working capital at June 30, 2001 was $18.8 million compared to $17.5 million at December 31, 2000. The reduction in cash and cash equivalents during the year was due mainly to amounts paid under the LMI purchase agreement and cash used to purchase capital equipment and software. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at June 30, 2001. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company’s tangible and intangible assets and requires the Company to maintain an aggregate of $5 million in a certificate of deposit as collateral with the bank. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company’s financial reporting.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and will require that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001. Use of the “pooling-of-interest” method will be prohibited. This new standard is effective for business combinations completed after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to impairment testing in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company is required to adopt SFAS No. 142 in the first quarter of 2002, however, goodwill and intangible assets acquired after June 30, 2001, will be subject to the amortization provisions of SFAS No. 142.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company’s expectations or beliefs concerning future events, including the Company’s future product initiatives, sales and financial performance. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties.

Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, absence of unforeseen changes in the Company’s markets, continued acceptance of the Company’s existing services and products in the Company’s existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services at reasonable cost, customer acceptance of new products and services and general changes in the economy. These factors of risk are also detailed under “Risks and Uncertainties” in this Form 10-Q and from time to time in the Company’s SEC reports, including the Report on Form 10-K for the year ended December 31, 2000 and the annual report to shareholders. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially. The Company does not undertake any obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has limited exposure to market risk for changes in interest rates related to the Company’s cash and cash equivalents. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents by limiting default risk, market risk and reinvestment risk by depositing its cash and cash equivalents in major financial institutions.

PART II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Elite Information Group, Inc., was held on May 8, 2001. The matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, were as follows:

1.	David A. Finley and William G. Seymour were elected at the annual meeting as Class II directors. Listed below are the names of the two nominees elected to serve as directors and the four other continuing directors:

Class I	Class II	Class III

Christopher K. Poole	David A. Finley	Alan Rich

Roger Noall	William G. Seymour	Arthur G. Epker III

The following is a separate tabulation with respect to each nominee elected:

		Against or
	For	Withheld

David A. Finley	5,817,929	972,864

William G. Seymour	5,818,165	972,628

2.	With respect to the proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants, 6,568,293 shares were voted for, 172,500 were voted against and there were 50,000 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Description

11	Computation of earnings per share

(b)  Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date: August 13, 2001	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer