Form 10-Q
period 2001-09-30
ELITE INFORMATION GROUP INC
filed 2001-11-14
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

     (Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________ .

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

As of November 6, 2001 there were 8,098,442 shares of Common Stock, $.01 par value, outstanding.

Elite Information Group, Inc.

		Page
		Number

Part I Financial Information:

Item 1.	Financial Statements
	Consolidated Statements of Operations - Three and nine months ended September 30, 2001 and September 30, 2000	3

	Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	4

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and September 30, 2000	5

	Notes to Consolidated Financial Statements	6 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 -10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Part II Other Information:

Item 6.	Exhibits and Reports on Form 8-K	11

Signature		12

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

Part I – Financial Information:

Item 1. Financial Statements

Elite Information Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenue	$18,516	$12,858	$50,203	$39,933
Cost of revenue	9,138	7,513	25,911	22,607

Gross profit	9,378	5,345	24,292	17,326

Operating expenses
Research and development	1,737	1,607	5,034	4,378
Sales and marketing	2,710	2,622	8,544	7,763
General and administrative	1,975	1,487	5,592	4,834
Amortization of goodwill and other acquired intangibles	552	354	1,580	850
Write-off of in-process research and development	—	1,000	—	1,000

Total operating expenses	6,974	7,070	20,750	18,825

Operating income (loss)	2,404	(1,725)	3,542	(1,499)
Interest income, net	180	462	702	1,325

Income (loss) before income taxes	2,584	(1,263)	4,244	(174)
Income tax (provision) benefit	(651)	1,113	(1,325)	567

Net income (loss)	$1,933	$(150)	$2,919	$393

Net income (loss) per share
- Basic	$0.24	$(0.02)	$0.36	$0.05
- Diluted	$0.23	$(0.02)	$0.36	$0.05
Weighted average shares outstanding
- Basic	8,067	8,542	8,062	8,515
- Diluted	8,247	8,542	8,187	8,758

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,618	$24,787
Receivables	20,577	15,684
Deferred income taxes	3,864	3,715
Other current assets	1,575	822

Total current assets	48,634	45,008
Property and equipment, net	2,221	2,336
Software costs, net	1,731	1,167
Intangible assets, net	12,176	12,385
Other assets, net	1	148

	$64,763	$61,044

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable-trade	$4,617	$3,552
Accrued compensation	3,390	3,024
Other accrued liabilities	3,872	6,391
Deferred revenue	15,131	14,570
Income taxes payable	2,209	(44)

Total current liabilities	29,219	27,493

Deferred income taxes	13	911
Other liabilities	—	8
Stockholders’ equity
Common stock, $.01 par value; Authorized 20,000,000 shares; Issued shares were 9,418,123 and 9,415,123, respectively	94	94
Paid-in capital	39,260	39,326
Less treasury stock, at cost, 1,351,021 and 1,362,276 shares, respectively	(6,599)	(6,645)
Accumulated earnings (deficit)	2,776	(143)

Total stockholders’ equity	35,531	32,632

	$64,763	$61,044

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$2,919	$393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,702	1,774
Write-off of in-process research and development	—	1,000
Deferred income tax benefits	(1,047)	(903)
Changes in current assets and liabilities:
Receivables	(4,893)	9,343
Accounts payable	1,065	(345)
Deferred revenue and customer deposits	561	(4,446)
Income taxes payable	2,253	332
Other, net	(619)	(401)

Net cash provided by operating activities	2,941	6,747

Cash flows from investing activities:
Purchase of Law Manager, Inc.	(3,532)	(9,200)
Purchase of property and equipment	(608)	(1,953)
Investment in software costs	(950)	—

Net cash used in investing activities	(5,090)	(11,153)

Cash flows from financing activities:
Purchase of treasury stock	(352)	—
Proceeds from issuance of common stock	332	113

Net cash (used in) provided by financing activities	(20)	113

Net decrease in cash and cash equivalents	(2,169)	(4,293)
Cash and cash equivalents, beginning of period	24,787	31,152

Cash and cash equivalents, end of period	$22,618	$26,859

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – Basis of Presentation

For the periods presented, the consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) reflect the results of operations and financial position of the Company’s wholly owned subsidiaries, Elite Information Systems, Inc., Law Manager Inc. (“LMI”) and Elite.com. The Company acquired all of the outstanding capital stock of LMI on July 11, 2000 and results for this new operation are reflected in the Company’s consolidated financial statements since the date of acquisition (see Note 4).

The consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 – Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding, which excludes weighted average treasury shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding combined with any outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”) were not included in the computation of diluted earnings per share. There were approximately 1.0 million weighted average anti-dilutive options for the three and nine-month periods ended September 30, 2001 and approximately 1.0 million and 270,000 weighted average anti-dilutive options for the three and nine-month periods ended September 30, 2000, respectively. A reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computation can be found in Exhibit 11 to this Report on
Form 10-Q.

NOTE 3 – New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company’s financial reporting.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Goodwill amortization for the first nine months of 2001 was approximately $940,000. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale.

The Company is required to adopt SFAS No. 142 and SFAS No. 144 in the first quarter of 2002, however, goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of SFAS No. 142. The Company is evaluating the impact the adoption of these statements will have on its financial reporting.

NOTE 4 – Significant Transactions

On July 11, 2000, the Company acquired all of the outstanding capital stock of LMI. LMI provides software products, including advanced case management, docketing, records management and e-commerce systems, as well as a full range of implementation services, to law firms, large corporate legal departments and government agencies. In July 2001, the Company paid an additional $1.3 million to the sellers of LMI pursuant to terms of the LMI purchase agreement, which was recorded as goodwill, bringing total consideration paid for this business to approximately $14.9 million. An aggregate of $2.7 million of additional purchase price may be payable over the next two years, in equal annual installments on the anniversary date of the acquisition, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves.

NOTE 5 – Subsequent Event

On November 8, 2001, the Company announced that its Board of Directors had authorized a stock buy-back program to purchase from time-to-time on the open market, or through negotiated purchases, up to 500,000 shares of the Company's common stock. The shares acquired will become treasury shares and would be available for various corporate purposes. The funds required for the stock purchases are expected to be provided from the Company's cash and cash equivalent balances on hand and internally generated cash flow. The timing and amount of shares purchased will depend upon market conditions and other factors. The stock buy-back program will terminate on December 31, 2002, unless extended.

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

Based in Los Angeles, California, EIS is a worldwide provider of integrated practice and financial management software products, including integrated time and billing, general ledger, accounts payable and matter management products. Customers include professional services organizations of all sizes. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or rented through an ASP hosting solution (“e-Connect from Elite”), where EIS maintains the hardware and software that is accessed remotely by the customer.

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

The Company’s revenue for the third quarter ended September 30, 2001 totaled a record $18.5 million, which was up 44.0% from the $12.9 million reported for the third quarter of 2000. Revenue for the first nine months of 2001 of $50.2 million compares to revenue of $39.9 million for the same period last year up 25.7%. Elite’s revenue growth for 2001 compared to 2000 is due mainly to higher software license and implementation services revenues from new EIS contracts, increased sales to existing customers, higher maintenance revenues, and the added revenues for LMI, which was acquired by the Company in July 2000.

The increase in software license and implementation services revenues compared to prior year was due primarily to the Company’s higher backlog of signed customer orders. Backlog for EIS at the beginning of 2001 totaled $15.9 million compared to $11.6 million at the start of 2000. Backlog at September 30, 2001 for EIS totaled $16.1 million compared to $7.3 million at September 30, 2000.

Gross profit, which represents net revenue less cost of revenue, for the three months ended September 30, 2001 was $9.4 million, up from $5.3 million in the same quarter of 2000. The Company’s gross margin percent was 50.6% for this year’s third quarter compared to 41.6% for the same period last year. For the nine months ended September 30, 2001, gross profit was $24.3 million (or 48.4% of revenue) versus $17.3 million (or 43.4% of revenue) for the same period of 2000. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors. The Company’s improved gross margin percentage compared to the prior year mainly reflects the larger proportion of higher margin license revenues and a lower level of software vendor royalty costs.

Research and development expenses for this year’s third quarter of $1.7 million (or 9.4% of revenue) increased slightly from $1.6 million (or 12.5% of revenue) in 2000. Such expenses for the first nine months of 2001 totaled $5.0 million (or 10.0% of revenue) compared to $4.4 million (or 11.0% of revenue) for the first nine months of the prior year. Research and development expenses consist primarily of salaries and expenses of the Company’s research and development personnel and outside consultants. The higher expenses in 2001 over the same period last year reflect costs for work to design and develop certain products to support the Company’s expansion into new Professional Services Automation markets, partially offset by reduced expenses for Elite.com. Research and development expenses exclude internally developed software costs that were capitalized totaling approximately $320,000 for the third quarter and approximately $900,000 for the first nine months of 2001. No software development costs were capitalized in 2000.

The increased R&D effort for EIS is expected to continue through 2001 as the Company completes development of its new product lines. The Company is committed to maintaining strong research and development efforts so it can continue to provide innovative software solutions as the needs of its customer base and target markets change.

Sales and marketing expenses for the third quarter increased slightly compared to the third quarter of 2000 and totaled $2.7 million. As a percentage of revenues, sales and marketing expenses decreased to 14.6% of revenue in the third quarter of 2001 from 20.4% of revenue for the third quarter of 2000, as a result of the increase in revenue. Year-to-date expenses of $8.5 million (or 17.0% of revenue) were up from $7.8 million (or 19.4% of revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel and promotional expense. The increase for the year is due primarily to higher sales compensation costs related to the Company’s higher sales volume.

General and administrative expenses of $2.0 million (or 10.7% of revenue) for the third quarter of 2001 were up from $1.5 million (or 11.6% of revenue) in the third quarter of 2000. These expenses totaled $5.6 million (or 11.1% of revenue) for the first nine months of this year compared to $4.8 million (or 12.1% of revenue) in the first nine months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. The increase in general and administrative expenses is due largely to higher costs at EIS to support sales growth along with the incremental costs for LMI.

Higher intangibles amortization expense in 2001 primarily relates to costs associated with the LMI acquisition. Additionally, as part of the LMI acquisition, the Company recorded a $1.0 million charge in the third quarter of 2000 to write-off the estimated value of LMI’s in-process research and development.

The Company reported net interest income of $180,000 and $702,000 for the third quarter and first nine months of 2001, respectively. Interest income for the same periods last year totaled $462,000 and $1.3 million, respectively. The reduced interest income in the current year reflects the Company’s lower cash balances available for investment due largely to the funds used for the acquisition of LMI and to repurchase the Company’s common stock, offset partially by its positive cash flow from operations combined with lower interest rates.

The income tax provision for the third quarter of 2001 was $651,000 and for the first nine months of the year was $1.3 million. The income tax benefit for the third quarter of 2000 was $1.1 million and for the first nine months of 2000 was $567,000. The Company’s income tax benefit for the third quarter and first nine months of the prior year reflects $750,000 of tax refunds received for research and experimentation credits.

Risks and Uncertainties

Although the terrorist attacks against the United States and their aftermath did not have a material effect on the Company's operations for the third quarter of 2001, the Company's revenues depend to a considerable degree on the ability of its implementation personnel to travel to customer sites to perform work. Significant disruptions of air travel may impair the Company's ability to service current contracts.

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

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the size and timing of customer engagements; the length of the sales cycle; market acceptance of its software systems and services; technological changes in computer systems and environments; changes in the Company’s or its competitors’ pricing policies; the Company’s success in expanding to new markets; the cost of new product development; the mix of software systems and services; and changes in general economic conditions.

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

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $22.6 million at September 30, 2001 compared to $24.8 million at December 31, 2000. Working capital at September 30, 2001 was $19.4 million compared to $17.5 million at December 31, 2000. The reduction in cash and cash equivalents during the year was due mainly to amounts paid under the LMI purchase agreement and cash used to purchase capital equipment and software, offset by cash generated by operations. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at September 30, 2001. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is secured by substantially all of the Company’s tangible and intangible assets and requires the Company to maintain an aggregate of $5 million in a certificate of deposit as collateral with the bank. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in April 2002.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to record derivatives on their balance sheets as assets or liabilities, measured at fair value. Under SFAS No. 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The Company adopted SFAS No. 133 in the first quarter of 2001. To date, the Company has not engaged in any hedging activity. Application of SFAS No. 133 did not have an impact on the Company’s financial reporting.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Goodwill amortization for the first nine months of 2001 was approximately $940,000. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale.

The Company is required to adopt SFAS No. 142 and SFAS No. 144 in the first quarter of 2002, however, goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of SFAS No. 142. The Company is evaluating the impact the adoption of these statements will have on its financial reporting.

Forward-Looking Statements

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

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

11	Computation of earnings per share

(b) Reports on Form 8-K:

     None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date:	November 13, 2001	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer