Form 10-K
period 2001-12-31
ELITE INFORMATION GROUP INC
filed 2002-03-29
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________ .

Commission file number 0-20034

ELITE INFORMATION GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1522214

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5100 West Goldleaf Circle Los Angeles, California	90056

(Address of principal executive offices)	(Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ].

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2002 computed by reference to the closing sale price on such date, was $85,826,234. As of the same date, 8,173,904 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2001 Annual Report (the “Annual Report”), filed as an Exhibit hereto, and the Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A, are incorporated herein by reference into Parts II, IV and III, respectively.

PART I

Item 1. Description of Business

Overview

Elite Information Group, Inc. (“Elite” or the “Company”) is the parent company to Elite Information Systems, Inc. (“EIS”), Elite.com, Inc. (“Elite.com”) and Law Manager, Inc. (“LMI”). Elite is an international provider of a comprehensive suite of financial and practice management systems for professional services firms. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporations and government. EIS’ software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available through an ASP hosting solution (“e-Connect from Elite”) where EIS maintains hardware and software that is accessed remotely by the customer. Elite.com provides Internet-based time tracking and billing services to smaller professional services companies including legal, management consulting, computer systems consulting and integration, accounting and engineering. Elite.com utilizes hosted, Internet-based applications and services delivered through its various partners and alliances. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of implementation services to large corporate legal departments, law firms and government agencies.

General Development of the Business

The Company was incorporated in 1985 in connection with the acquisition of Broadway & Seymour, Inc., a North Carolina software product and services company that had been doing business since 1981. The Company adopted a strategy of growth through acquisition of products and businesses. At this time, the Company began refocusing its efforts on integrating its primary business units, which primarily serviced financial institutions and law firms. To streamline its business, the Company began divesting certain of its non-core businesses beginning in 1995.

On May 19, 1999 the Company sold its Customer Relationship Management business (“CRM”), based in Charlotte, North Carolina, to Science Applications International Corporation (“SAIC”). Following the sale of the CRM business, the Company changed its name from Broadway & Seymour, Inc. to Elite Information Group, Inc., to reflect the Company’s new single-purpose business. The Company also changed its NASDAQ trading symbol to ELTE and continues to be traded as a National Market Issue on the NASDAQ.

On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager, Inc.

Business Strategy

The Company’s strategy is to develop and market industry-leading practice management solutions for the professional service automation (“PSA”) market, both within the United States and internationally. The Company currently offers software and services to assist in financial, practice and knowledge management functions for legal, accounting, consulting, public relations and other professional services firms. Through its LMI subsidiary, the Company also provides sophisticated case management solutions to large corporations and government agencies.

The Company’s EIS subsidiary markets its suite of client-server and Internet/intranet-based financial and practice management products (see “Product and Services Based Solutions” below) in the United States, Canada, the United Kingdom, Europe, Asia, South America and South Africa. Although the Company’s customer base is made up largely of law firms, the Company continues to focus on expanding its market presence in other segments of the professional services industry, including accounting, actuarial, consulting, advertising, public relations and other services firms. In support of this expansion effort, the Company developed several new products in 2001, including a CRM solution and a document management application along with resource and project management products, all of which are designed to meet the needs of other professional services markets. All of the new products integrate with the Company’s existing suite of products.

EIS has an extensive field operations unit that performs services including installation, implementation, data conversion, training and consulting. The Company’s Consulting Services unit also provides follow-up consulting and technical services to its client base on a fee-for-services basis. The majority of Elite’s clients contract with the Company for maintenance and telephone support services on an annual basis.

LMI was acquired in July 2000 in order for the Company to take advantage of LMI’s industry-leading case management product, which includes calendar and docketing, records management and resource management solutions, as well as LMI’s full range of implementation services. The Company expects to achieve advantages by extending its capabilities into the corporate legal and government sectors and by coordinating the development and marketing of its existing products along with products from LMI.

Product and Services Based Solutions

Elite’s extensive suite of software products is organized according to five solution categories. Products mentioned in this document are for identification purposes only and may be trademarks of Elite Information Group, Inc., its subsidiaries or third parties.

     Financial Management

Billing Manager is a comprehensive accounting and information management software product serving legal and professional service firms. The Billing Manager responds to clients’ billing requirements with on-line management information and processes.

Financial Management System is a general ledger and accounts payable software product that supports multi-currency and simultaneous cash and accrual-based accounting, as well as budgeting features.

WebView is a software tool that summarizes key information from the major Elite applications in a simple and concise manner within a web-browser. By using built in HTML hyperlinks, a user can quickly move from application to application.

TimeTrax is an integrated software tool for time and expense entry and tracking. TimeTrax can operate while connected to a file server or independently when not connected to the server. TimeTrax also provides capabilities for wireless time and expense entry.

     Practice Management

Case Manager is a case-tracking software system and conflicts/related-party database. This system also includes calendar and docket functions, a case database, a related-party tracking system, on-line viewing of case information and personal calendars and a user-defined reporting system.

Conflicts Manager is an integrated software tool for checking conflicts of interest, based on a full-text search engine.

Records Manager is a software tool for managing both internal and external records, with bar code support and integration with the Elite Conflicts Manager.

     Engagement Management

Resource Manager is an engagement management application that helps professional services firms effectively and simply allocate human resources.

Project Portal, also an engagement management product, is a web-based tool that enables executives and members of a project team to access and view real-time project information for one or more current projects.

     Customer Relationship Management

Apex is a firm-wide relationship management tool with advanced marketing automation capabilities. The firm’s collective client information is consolidated within the application and delivered directly to the desktops of users.

     Knowledge Management

Encompass is a document management solution built on a portal platform that provides users with a straightforward web-based interface that delivers key document management functionality, a platform for collaboration, and integration with widely used desktop applications and the Elite application suite.

Elite Dashboard is a new technology that consolidates information from multiple sources on a single Web page, readily available on a user’s desktop from email or a Web browser. This integrated portal can include data from various Elite systems and other sources.

     Business Intelligence

Profitability Manager is a software tool developed to help companies track and analyze the profitability of their firms by client, engagement, office, department and timekeeper.

Event Driven Reporting is an integrated software tool that delivers critical information electronically in an efficient and timely manner to managers, administrators, firm committees, internal staff and clients.

Ask Elite! is a Web-based knowledge portal that uses natural-language questions to search large amounts of structured and unstructured data and returns answers to the user.

     Elite Online Solutions

e-Connect from Elite enables firms to utilize Elite’s suite of applications through the Internet in a hosted, secure and reliable environment. This Internet-based system eliminates the need for hardware/software installation, upgrades and maintenance while delivering Elite’s existing applications from any Web browser.

     Middleware/APIs

WorkFlow is a software application designed to automate paper-intensive processes by using electronic forms, pre-defined routing of these forms, and password-based approval of the transactions represented by these forms.

Elite Express is a pre-configured version of Elite’s most popular financial management applications:

Billing Manager Accounts Payable General Ledger

     Support Services

The Company views its customer support services as a significant part of its strategy to establish and maintain strong customer relationships. The Company offers system maintenance and support at fixed prices under renewable contracts, as well as conversion and installation services as needed by its customers. The degree of maintenance service provided to customers differs depending on the system being supported. Generally, support contracts entitle users to telephone support and regular upgraded product releases. In addition, the Company offers certain training classes and multi-media based instruction to customers that aid in the implementation and effective use of the Company’s solutions.

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

For the years ended December 31, 2001, 2000 and 1999, the Company’s total research and development expenses from continuing operations (excluding acquired in-process research and development) were $6.7 million, $6.1 million and $4.4 million, respectively. Research and development expenses for 2001 were reduced by internally developed software costs that were capitalized totaling approximately $1.2 million.

There are inherent risks in the development and introduction of a new product. For example, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effects on operating results of unanticipated complications in product introductions or transitions.

Sales and Marketing

New customer contacts are generated by a variety of methods, including customer referrals, personal sales calls, attendance at trade shows and seminars, advertising in trade publications, direct mailings to targeted customers and telemarketing. The Company also has dealer relationships to market and sell its products, primarily in international markets, and is beginning to also engage product resellers.

The Company maintains a direct sales force where sales personnel are given sales responsibility within their targeted regional and customer markets. Additionally, senior management and technical subject matter experts within the Company are directly involved in obtaining and supporting customer relationships.

The Company’s business strategy also emphasizes sales to existing customers. Follow-on sales to existing customers include system upgrades, expansion of license rights, migration to new products, employee training, consulting services and maintenance and support services.

Customers

The Company serves a client base in professional services markets. Elite is the number one provider to law firms in the United States including over one-third of the top 1,000 law firms. The Company is also the number one provider to the top 100 law firms in the United Kingdom. Many of the Company’s other customers are in such professional services markets as accounting, consulting, public relations, financial services, actuarial, government, software, security, insurance, market research and systems integration. In addition, through Elite.com, the Company serves small and sole practitioner firms in similar professional services markets.

The Company provides software solutions under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis. Additionally, through e-Connect, the Company’s Internet-based ASP hosting solution, clients can utilize Elite’s products via a hosting model with contractual payments on a monthly basis.

The majority of the Company’s revenue is concentrated in the legal services industry. However, no single customer accounts for 10% or more of the Company’s consolidated net revenue.

Geographic Information

The Company’s assets are principally located in North America. The Company’s revenue is principally generated in the United States; however for the years ending December 31, 2001, 2000 and 1999 the Company’s revenue generated outside the United States represented 12%, 14% and 16% of consolidated net revenue, respectively. For those same periods, revenue generated in Europe represented approximately 9%, 11% and 13% of consolidated net revenue, respectively. Since the Company’s contracts with non-U.S. customers generally denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company’s contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts.

Competition

The Company’s markets are very competitive, due in part to the rapidly changing technology underlying the Company’s products and services. The Company produces a number of different software products and applies those products across the professional services markets. The Company has a number of competitors for each product and in each market. Some of these competitors compete with the Company with regard to a number of modules or markets. Some of these competitors have greater financial, technical and marketing resources than the Company. The Company believes that no one single competitor is dominant across all markets in which the Company participates.

The Company believes that competitive factors for engagements in the professional services markets include knowledge of the industry, capabilities of resources, technologies utilized, ease of use, ability to customize solutions and breadth of functionality of solutions and price. The Company believes it competes favorably on the basis of these factors.

Backlog

A significant portion of the Company’s revenue is derived from work to be performed under longer-term contracts entered into in the ordinary course of business. At December 31, 2001, 2000 and 1999, the Company’s EIS business had backlog of unearned revenue from signed contracts with new customers of approximately $18.4 million, $15.9 million and $11.6 million, respectively. Backlog for the Company’s LMI business at December 31, 2001 and 2000 totaled approximately $2.4 million and $1.8 million, respectively. Including the backlog of sales to existing customers the Company’s consolidated backlog at December 31, 2001 totaled $25.5 million.

Employees and Recruitment

The Company believes that its future success will depend in part on its continued ability to hire and retain qualified employees. The Company believes its relations with its employees are good. Competition for personnel in the Company’s industry is intense. Although it actively recruits personnel and provides professional employees with career path opportunities, there can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future. The Company seeks employees with expertise and experience in its chosen markets.

At February 28, 2002, the Company had 384 full-time employees. None of the Company’s employees are represented by a labor union.

Copyrights, Trademarks, Patents and Licenses

The Company currently markets several proprietary software products. Apart from a limited number of third party components, the bulk of the Company’s products consist of software and related documentation developed by the Company for which the Company holds the copyright. The Company distributes its software only subject to licenses, which restrict the licensee’s rights to use and disclose the software so as to protect the Company’s rights. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. The Company believes that the nature of its customers, the importance of the Company’s products to them and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.

The Company believes that its services and products do not infringe on the intellectual property rights of its customers or other third parties. However, particularly given the rapid changes in intellectual property law, there can be no assurance that an infringement claim will not be asserted against the Company in the future. Any such claim, if resolved against the Company, could adversely affect the Company’s reputation, preclude it from offering certain products and services, and subject it to substantial liability.

Item 2. Properties

The Company’s corporate offices are located at 5100 West Goldleaf Circle in Los Angeles, California. The Company’s lease of those premises (approximately 40,000 square feet) expires July 2008. The Company leases 1600 square feet of office space in London, United Kingdom for servicing its UK and European customer base. The Company leases approximately 12,500 square feet of office space in Conshohocken, Pennsylvania, which houses its LMI staff.

The Company also leases additional facilities, as needed, principally as sales offices in other cities in North America. The Company believes that its facilities are adequate for its current needs.

Item 3. Legal Proceedings

The Company is involved in litigation from time to time that is routine in nature and incidental to the conduct of its business. The Company believes that the outcome of any such pending litigation would not have a material adverse effect on its consolidated results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders’ Matters

Market for Common Stock

There is hereby incorporated by reference the information appearing under the caption “Market for Common Stock” in the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

Holders of Record

As of February 28, 2002, there were approximately 124 holders of record of the Company’s Common Stock.

Dividends

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

There is hereby incorporated by reference the information appearing under the caption “Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

There is hereby incorporated by reference the information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

A portion of the Company’s business is transacted in foreign currencies and the Company may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. The Company monitors the volatility of foreign currencies and may utilize hedging programs or other derivative financial instruments commonly used to reduce financial market risks if deemed appropriate. To date the Company has not utilized any derivative financial instruments.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements:

There is hereby incorporated by reference the information appearing in the consolidated financial statements, “Notes to Consolidated Financial Statements,” “Report of Independent Accountants” and “Quarterly Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2001.

Financial Statement Schedules:

Item 14 includes an index to the financial statement schedules.

Item 9. Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Election of Two Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the captions “Executive Officers, Compensation and Other Information” and “Employment, Severance and Consulting Agreements” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the captions “Principal Stockholders” and “Stock Ownership of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Employment, Severance and Consulting Agreements” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

The following consolidated financial statements and financial information are included in the Company’s Annual Report to Shareholders for the year ended December 31, 2001 and are hereby incorporated by reference:

Consolidated Statement of Operations
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Consolidated Statement of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Report of Independent Accountants

(a)(2) Financial Statement Schedules.

The following schedules are filed as a part of this report:

Page

Schedule II — Valuation and Qualifying Accounts and Reserves	15
Report of Independent Accountants on Financial Statement Schedule	16

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(a)(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated June 16, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
3.2	Restated By-laws of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC File No. 33-46672)

Exhibit No.	Description

3.3	Certificate of Designations (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
3.4	Certificate of Amendment of Certificate of Incorporation of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May 27, 1999 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 3, 1999)
4.1	Restated Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
4.2	Articles 4 and 5 of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-46672)
4.3	Article II, Section 2.2 of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), Restated By-laws (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-46672)
4.4	Rights Agreement, dated April 14, 1999, between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), and EquiServe Trust Company, N.A. as Rights Agent, including the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock, included as Exhibit A to the Rights Agreement, the forms of Rights Certificate and of Election to Exercise, included as Exhibit B to the Rights Agreement, and the form of Summary of Rights to Purchase Share of Series A Junior Participating Preferred Stock included as Exhibit C to the Rights Agreement. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A dated April 15, 1999)
4.5	First Amendment to Rights Agreement, dated April 14, 1999 between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and EquiServe Trust Company, N.A. as Rights Agent (Incorporated by reference to Exhibit 8 to the Registrant’s Solicitation/Recommendation Statement on Schedule 14D-9 filed December 21, 1999)
4.6	Second Amendment to Rights Agreement, dated as of April 14, 1999 between Elite Information Group, Inc. and EquiServe Trust Company, N.A. as Rights Agent (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.1+	Restated 1985 Incentive Stock Option Plan dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-46672)
10.2+	Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993)
10.3+	Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Transition Report on Form 10-K for the eleven months ended December 31, 1993)
10.4+	Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

Exhibit No.	Description

10.5+	Amended Elite Information Group, Inc. 1996 Stock Option Plan (Incorporated by reference to Exhibit 99.140 of the Registrant’s Registration Statement on Form S-8, SEC File No. 333-42900)
10.6	Asset Purchase Agreement between Unisys Corporation and Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated as of July 24, 1997. (Incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.7	Amendment to Asset Purchase Agreement between Unisys Corporation and Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated September 17, 1997. (Incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
10.8	Stock Purchase Agreement among TMC Holding Corporation and Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated March 5, 1999. (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998)
10.9	Asset Purchase Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Science Applications International Corporation dated April 14, 1999. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 3, 1999)
10.10+	Severance Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Barry D. Emerson, dated May 10, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.11+	Employment Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Christopher K. Poole, dated June 1, 1999 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.12+	Retirement and Post-Employment Agreement dated as of May 20, 1997 between Alan Rich and Elite Information Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.13+	Amendment No. 1 to Retirement and Post-Employment Agreement dated as of September 30, 2000 between Alan Rich and Elite Information Systems, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.14+	Elite.com, Inc. 1999 Stock Option Plan dated August 27, 1999 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.15	Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon Bank, N.A. dated May 16, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.16*	First Amendment to Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon Bank, N.A. dated February 5, 2002
10.17	General Security Agreement by and between Elite Information Systems, Inc., and Mellon Bank, N.A. dated May 16, 2000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit No.	Description

10.18	Guarantor Security Agreement by and between Elite Information Group, Inc., and Mellon Bank, N.A. dated May 16, 2000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.19	Continuing Guaranty of Elite Information Group, Inc. (for the benefit of Mellon Bank, N.A.), dated May 16, 2000 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.20	Stock Purchase Agreement between Elite Information Group, Inc., LMI Acquisition Corporation, Law Manager, Inc., Nicholas Puschak and Davood Tashayyod, dated as of July 7, 2000 (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed July 11, 2000)
10.21	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-42906)
10.22*+	Severance Agreement dated as of April 19, 2001 between Elite Information Systems, Inc. and Daniel E. Tacone
10.23*+	Relocation Agreement between Elite Information Systems, Inc. and Montgomery F. Lunn dated June 19, 2001 and accompanying Promissory Note dated June 19, 2001
13*	Portions of the Elite Information Group, Inc. 2001 Annual Report
21*	Subsidiaries of Registrant
23*	Consent of Independent Accountants dated March 28, 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangements required to be filed as an exhibit.

(b)  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date: March 29, 2002	By:	/s/ Barry D. Emerson Barry D. Emerson Vice President, Treasurer, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 29th day of March 2002.

Signature	Title

/s/ Christopher K. Poole Christopher K. Poole	Chairman, Chief Executive Officer and Director

/s/ Barry D. Emerson Barry D. Emerson	Vice President, Treasurer, Chief Financial Officer

/s/ Arthur G. Epker III Arthur G. Epker III	Director

/s/ David A. Finley David A. Finley	Director

/s/ Roger Noall Roger Noall	Director

/s/ Alan Rich Alan Rich	Director

/s/ William G. Seymour William G. Seymour	Director

Item 14a(2) Schedule II — Valuation and Qualifying Accounts and Reserve:

Elite Information Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves
For the Years ended December 31, 2001, 2000 and 1999
(In thousands)

	Balance at	Additions				Balance at
	beginning	charged to				end
	of period	expense	Deductions	Other		of period

Allowance for doubtful accounts December 31, 2001	$2,305	$1,274	$(1,457)	—		$2,122
December 31, 2000	2,027	1,683	(1,614)	209	(1)	2,305
December 31, 1999	1,638	1,751	(1,026)	(336	)(2)	2,027

(1)	Relates to reserve balance of the LMI business, acquired on July 11, 2000.

(2)	Relates to reserve balance of the CRM business, sold on May 19, 1999.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Elite Information Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, appearing in the 2001 Annual Report to Shareholders of Elite Information Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 11, 2002