Form 10-Q
period 2002-03-31
ELITE INFORMATION GROUP INC
filed 2002-05-15
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2002 there were 8,186,070 shares of Common Stock, $.01 par value, outstanding.

Elite Information Group, Inc.

Page
Number

Part I Financial Information:

Item 1. Financial Statements

Consolidated Statement of Operations - Three months ended March 31, 2002 and March 31, 2001	3

Consolidated Balance Sheet - March 31, 2002 and December 31, 2001	4

Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and March 31, 2001	5

Notes to Consolidated Financial Statements	6 - 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Part II Other Information:

Item 6. Exhibits and Reports on Form 8-K	11

Signature	12

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

PART I — Financial Information:

Item 1. Financial Statements

Elite Information Group, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Net revenue	$18,367	$14,295
Cost of revenue	8,833	8,370

Gross profit	9,534	5,925
Operating expenses
Research and development	2,607	1,466
Sales and marketing	3,440	2,904
General and administrative	2,254	1,745
Amortization of goodwill and other acquired intangibles	190	514

Total operating expenses	8,491	6,629

Operating income (loss)	1,043	(704)
Interest income, net	96	298

Income (loss) before income taxes	1,139	(406)
Income tax (provision) benefit	(433)	103

Net income (loss)	$706	$(303)

Net income (loss) per share
- Basic	$0.09	$(0.04)
- Diluted	$0.08	$(0.04)
Weighted average shares outstanding
- Basic	8,166	8,059
- Diluted	8,751	8,059

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Balance Sheet
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,120	$24,699
Receivables	22,385	22,601
Deferred income taxes	2,286	3,612
Other current assets	2,085	1,235

Total current assets	50,876	52,147
Property and equipment, net	2,350	2,219
Software costs, net	1,685	1,827
Goodwill	7,965	7,965
Intangible assets, net	3,460	3,654
Other assets	86	87

	$66,422	$67,899

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,832	$3,874
Accrued compensation	2,502	4,170
Other accrued liabilities	3,183	3,556
Deferred revenue	17,110	17,031
Income taxes payable	1,055	1,401

Total current liabilities	27,682	30,032

Deferred income taxes	178	246

Stockholders’ equity
Common stock, $.01 par value; Authorized 20,000,000 shares; Issued 9,477,643 and 9,458,052 shares, respectively	95	95
Paid-in capital	39,493	39,387
Treasury stock, at cost, 1,303,406 and 1,329,819 shares, respectively	(6,367)	(6,496)
Accumulated earnings	5,341	4,635

Total stockholders’ equity	38,562	37,621

	$66,422	$67,899

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$706	$(303)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	640	883
Deferred income taxes	1,258	(230)
Changes in current assets and liabilities:
Receivables	216	(2,367)
Accounts payable	(42)	360
Accrued compensation	(1,668)	(486)
Deferred revenue and customer deposits	79	1,289
Income taxes payable	(346)	(121)
Other, net	(1,222)	(401)

Net cash used in operating activities	(379)	(1,376)

Cash flows from investing activities:
Purchase of Law Manager, Inc.	—	(2,148)
Purchase of property and equipment	(385)	(292)
Investment in software costs	(50)	(252)

Net cash used in investing activities	(435)	(2,692)

Cash flows from financing activities:
Purchase of treasury stock	—	(139)
Proceeds from issuance of common stock	235	69

Net cash provided by (used in) financing activities	235	(70)

Net decrease in cash and cash equivalents	(579)	(4,138)
Cash and cash equivalents, beginning of period	24,699	24,787

Cash and cash equivalents, end of period	$24,120	$20,649

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation

For the periods presented, the consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) reflect the results of operations and financial position of the Company and its wholly owned subsidiaries, Elite Information Systems, Inc. (“EIS”) and Law Manager Inc. (“LMI”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by the Company in its Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — Segment Information

The Company’s two reportable segments are the businesses of its subsidiaries, EIS and LMI. EIS customers are primarily comprised of law firms and other professional services firms. LMI customers primarily include large corporate legal departments and government agencies. The Company evaluates performance of its segments and allocates resources to each based on revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). The table below presents this information for these reportable segments for the three months ending March 31:

	2002			2001

	EIS	LMI	Total	EIS	LMI	Total

Net revenue	$16,182	$2,185	$18,367	$13,332	$963	$14,295
EBITDA	$1,703	$(20)	$1,683	$968	$(789)	$179

Below is a reconciliation of reported segment EBITDA to consolidated income (loss) before income taxes:

	2002	2001

Total EBITDA for all segments	$1,683	$179
Interest income, net	96	298
Depreciation and amortization	(640)	(883)

Income (loss) before income taxes	$1,139	$(406)

NOTE 3 — Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding combined with the weighted average outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”) were not included in the computation of diluted earnings per share. There were approximately 100,000 weighted average anti-dilutive options for the three-month period ended March 31, 2002 and approximately 1.0 million weighted average anti-dilutive options for the three-month period ended March 31, 2001.

The following is a reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computation for the three months ended March 31, 2002 and 2001:

(In thousands)	2002	2001

Weighted average shares outstanding
Basic	8,166	8,059

Effect of dilutive securities:
Options and employee stock purchase plan	585	—

Diluted	8,751	8,059

NOTE 4 — New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, (“SFAS No. 141”), “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001. Use of the “pooling-of-interest” method is prohibited.

On January 1, 2002, the Company adopted SFAS No. 142 and No. 144. SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards. In accordance with adoption of SFAS No. 142, on January 1, 2002, the Company ceased to amortize goodwill and no impairment charge was recognized. Following is a reconciliation of the reported net loss and net loss per share for the three months ended March 31, 2001 on a pro forma basis to exclude charges for goodwill amortization:

(In thousands, except per share data)	2001

Net loss:
Reported net loss	$(303)
Add back: Goodwill amortization	243

Adjusted net loss	$(60)

Basic and diluted net loss per share:
Reported net loss	$(0.04)
Add back: Goodwill amortization	0.03

Adjusted net loss	$(0.01)

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for recognizing and measuring the impairment of long-lived assets to be held and used, as well as measuring long-lived assets to be disposed of by sale. Adoption of this statement on January 1, 2002 did not have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 5 — Intangible Assets and Goodwill

At March 31, 2002 and December 31, 2001, goodwill and intangible asset balances consisted of the following:

(In thousands)	2002		2001

	Gross	Accumulated	Gross	Accumulated
	Carrying Value	Amortization	Carrying Value	Amortization

Amortized intangible assets:
Customer lists and maintenance contracts	$5,400	$(2,666)	$5,400	$(2,532)
Developed software acquired in acquisition	1,100	(376)	1,100	(321)
Other	34	(32)	34	(27)

	$6,534	$(3,074)	$6,534	$(2,880)

Goodwill	$15,290	$(7,325)	$15,290	$(7,325)

Intangible asset amortization expense for the three months ended March 31, 2002 was $194,000. Estimated amortization expense for the next five years is as follows:

(In thousands)
For the years ending December 31,

2002	$767
2003	$760
2004	$760
2005	$659
2006	$540

At March 31, 2002 and December 31, 2001, goodwill associated with the Company’s reporting units, EIS and LMI, totaled $1,252,000 and $6,713,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Elite is an international provider of a comprehensive suite of financial and practice management systems for professional services firms, based in Los Angeles, California. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporations and government. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available through an ASP hosting solution (“e-Connect from Elite”) where EIS maintains hardware and software that is accessed remotely by the customer. Additionally, Internet-based applications and services are available to smaller professional services companies. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of implementation services to large corporate legal departments, law firms and government agencies.

The Company’s revenue for the first quarter ended March 31, 2002 totaled $18.4 million. This compares to revenue for the first quarter of 2001 of $14.3 million. Elite’s revenue growth for the first quarter of 2002 compared to the first three months of last year is due mainly to higher EIS contract revenue, consulting services billings and increased maintenance support revenue reflecting its growing customer base. EIS revenues for the first quarter of 2002 totaled $16.2 million, a $2.9 million increase or 22%, compared to $13.3 million for the first quarter of 2001. LMI revenue of $2.2 million, increased $1.2 million compared to the first quarter of 2001, supported by the growth in its consulting and implementation services backlog.

The increase in contract revenue compared to the prior year was due primarily to the Company’s higher backlog of signed customer orders entering the year. The Company’s consolidated backlog at the beginning of 2002 totaled $25.5 million compared to $18.2 million at the start of 2001. The Company’s consolidated backlog at March 31, 2002 totaled $29.4 million.

Gross profit for the three months ended March 31, 2002 was $9.5 million, compared with $5.9 million for the same period of 2001. The Company’s gross profit margin was 52% for this year’s first quarter compared to 41% for the first three months of last year. The Company’s cost of revenue consists primarily of expenses for deployable resources, such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors.

The Company’s higher gross profit margin in 2002 was due primarily to an increased gross profit margin at EIS of 54% compared to 44% for the same period of 2001. The improved EIS gross profit margin can be attributed mainly to its increase in revenues without the same corresponding increase in costs, particularly reduced levels of software vendor royalty costs and expenses for third party implementation services. There was also significant improvement in the LMI gross profit margin for the first quarter of 2002.

Research and development expenses for this year’s first quarter of $2.6 million (or 14% of revenue) increased from $1.5 million (or 10% of revenue) in 2001. The Company’s research and development expenses for the first quarter of last year were reduced by the capitalization of approximately $252,000 of internally developed software costs. Including capitalized costs, R&D expenses for the first quarter of 2001 represented 12% of revenues. The Company expects substantially lower software cost capitalization for 2002. The increase in research and development spending for 2002 is due primarily to costs for the further enhancement of Elite’s existing product line, combined with the development of new products designed to broaden the Company’s product suite to meet the needs of its expanding customer base in the Professional Services Automation (or PSA) markets.

Sales and marketing expenses totaled $3.4 million (or 19% of revenue) for the first quarter of 2002 compared to $2.9 million (or 20% of revenue) in same period of 2001. Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expense. The increase in first quarter 2002 sales and marketing expenses versus the prior year is a reflection of added personnel costs and advertising to support sales of the Company’s new products and its expansion into new PSA markets.

General and administrative expenses were $2.3 million (or 12% of revenue) for the first quarter of 2002 and totaled $1.7 million (or 12% of revenue) in the first quarter of 2001. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial, information systems and human resources personnel, as well as professional fees and insurance costs. The increase in expenses for 2002 primarily reflects added costs to support the Company’s higher revenues.

Amortization expense for goodwill and other acquired intangibles decreased to $190,000 (or 1% of revenue) for the first quarter of 2002 from $514,000 (or 4% of revenue) for the same period of 2001. This decrease is a reflection of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, at which time the Company ceased amortization of goodwill.

The Company reported net interest income of $96,000 for the first quarter of 2002 compared to $298,000 for the first quarter of 2001. The reduced interest income in the current year primarily reflects lower interest rates on the balances available for investment.

The income tax provision of $433,000 (or 38% of pre-tax income) for the first three months of 2002 is slightly higher than the statutory rate due to state income taxes. For the first three months of 2001, the Company had an income tax benefit of $103,000 (or 25% of pre-tax), which was the direct result of the pre-tax loss, offset in part, by the permanent difference of non-deductible goodwill amortization and state income taxes.

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

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the size and timing of customer engagements; the length of the sales cycle; market acceptance of its software systems and services; technological changes in computer systems and environments; changes in the Company’s or its competitors’ pricing policies; the Company’s success in expanding to new markets combined with added costs for such expansion efforts; the cost of new product development; the mix of software systems and services and changes in general economic conditions.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $24.1 million at March 31, 2002 compared to $24.7 million at December 31, 2001. Working capital at March 31, 2002 was $23.2 million compared to $22.1 million at December 31, 2001. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

On May 16, 2000, the Company entered into a two-year, $10 million revolving credit agreement, as amended, with Mellon Bank, N.A. No borrowings were outstanding under the credit facility at March 31, 2002 or December 31, 2001. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is collateralized by substantially all of the Company’s tangible and intangible assets and requires the Company to maintain an aggregate of $5 million in a certificate of deposit as collateral with the bank. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility, as amended, expires in April 2003.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, (“SFAS No. 141”), “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001. Use of the “pooling-of-interest” method is prohibited.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, this statement retains the fundamental provisions of SFAS No. 121 for recognizing and measuring the impairment of long-lived assets to be held and used, as well as measuring long-lived assets to be disposed of by sale.

The Company adopted SFAS No. 142 and SFAS No. 144 on January 1, 2002. The adoption of these statements did not have a material adverse impact on the Company’s consolidated results of operations and financial condition.

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

Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, unsuccessful integration of acquired businesses, unforeseen changes in the Company’s markets, continued acceptance of the Company’s existing services and products in the Company’s existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services at reasonable cost, customer acceptance of new products and services and general changes in the economy. These factors of risk are also detailed under Risks and Uncertainties in this Form 10-Q and from time to time in the Company’s SEC reports, including the Report on Form 10-K for the year ended December 31, 2001 and the annual report to shareholders. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially. The Company does not undertake any obligation to update any forward-looking statements.

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

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

       None.

(b) Reports on Form 8-K

       None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date: May 14, 2002	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer