Form 10-Q
period 2002-06-30
ELITE INFORMATION GROUP INC
filed 2002-08-14
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002 there were 8,233,074 shares of Common Stock, $.01 par value, outstanding.

Elite Information Group, Inc.

Page
Number

Part I Financial Information:
Item 1. Financial Statements (Unaudited)
Consolidated Statement of Operations - Three and six months ended June 30, 2002 and June 30, 2001	3
Consolidated Balance Sheet - June 30, 2002 and December 31, 2001	4
Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and June 30, 2001	5
Notes to Consolidated Financial Statements	6 - 9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Part II Other Information:
Item 1. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
Signature	15

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

PART I — Financial Information:

Item 1. Financial Statements

Elite Information Group, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue:
Revenue before expense reimbursements	$19,117	$17,392	$37,484	$31,687
Expense reimbursements	937	935	1,779	1,677

Total revenue	20,054	18,327	39,263	33,364
Cost of revenue:
Cost of revenue before reimbursable expenses	9,327	8,403	18,160	16,773
Reimbursable expenses	937	935	1,779	1,677

Total cost of revenue	10,264	9,338	19,939	18,450
Gross profit	9,790	8,989	19,324	14,914
Operating expenses:
Research and development	2,747	1,831	5,354	3,297
Sales and marketing	3,696	2,930	7,136	5,834
General and administrative	2,311	1,872	4,565	3,617
Amortization of goodwill and other acquired intangibles	190	514	380	1,028

Total operating expenses	8,944	7,147	17,435	13,776

Operating income	846	1,842	1,889	1,138
Interest income, net	107	224	203	522

Income before income taxes	953	2,066	2,092	1,660
Income tax provision	(362)	(777)	(795)	(674)

Net income	$591	$1,289	$1,297	$986

Net income per share
- Basic	$0.07	$0.16	$0.16	$0.12
- Diluted	$0.07	$0.16	$0.15	$0.12
Weighted average shares outstanding
- Basic	8,204	8,059	8,185	8,059
- Diluted	8,760	8,176	8,752	8,174

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Balance Sheet
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,319	$24,699
Receivables	22,622	22,601
Deferred income taxes	2,274	3,612
Other current assets	2,320	1,235

Total current assets	54,535	52,147
Property and equipment, net	2,333	2,219
Software costs, net	1,473	1,827
Goodwill, net	7,965	7,965
Intangible assets, net	3,266	3,654
Other assets	67	87

	$69,639	$67,899

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,915	$3,874
Accrued compensation	3,193	4,170
Other accrued liabilities	3,735	3,556
Deferred revenue	17,955	17,031
Income taxes payable	1,144	1,401

Total current liabilities	29,942	30,032

Deferred income taxes	240	246

Total liabilities	30,182	30,278

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value; Authorized 20,000,000 shares; Issued shares at June 30, 2002 and December 31, 2001 were 9,484,640 and 9,458,052, respectively	95	95
Paid-in capital	39,649	39,387
Less treasury stock, at cost at June 30, 2002 and December 31, 2001, 1,273,130 and 1,329,819 shares, respectively	(6,219)	(6,496)
Accumulated earnings	5,932	4,635

Total stockholders’ equity	39,457	37,621

	$69,639	$67,899

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:
Net income	$1,297	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,280	1,772
Deferred income taxes	1,332	(1,049)
Changes in current assets and liabilities:
Receivables	(21)	(2,587)
Accounts payable	41	230
Deferred revenue	924	1,089
Income taxes payable	(257)	1,896
Accrued compensation	(977)	(92)
Other, net	(886)	(909)

Net cash provided by operating activities	2,733	1,336

Cash flows from investing activities:
Purchase of Law Manager, Inc.	—	(2,148)
Purchase of property and equipment	(625)	(515)
Investment in software costs	(27)	(609)

Net cash used by investing activities	(652)	(3,272)

Cash flows from financing activities:
Purchase of treasury stock	—	(319)
Proceeds from issuance of common stock	539	194

Net cash provided (used) by financing activities	539	(125)

Net increase (decrease) in cash and cash equivalents	2,620	(2,061)
Cash and cash equivalents, beginning of period	24,699	24,787

Cash and cash equivalents, end of period	$27,319	$22,726

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — Basis of Presentation

The consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) for the periods presented reflect the results of operations and financial position of the Company’s wholly owned operating subsidiaries, Elite Information Systems, Inc. (“EIS”) and Law Manager, Inc. (“LMI”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnotes required by generally accepted accounting principles (“GAAP”) in annual financial statements have been omitted or condensed in accordance with quarterly requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading but should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by the Company in its Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 — Segment Information and Customer Concentration

The Company’s two reportable segments are the businesses of its operating subsidiaries, EIS and LMI. EIS customers are primarily comprised of law firms and other professional services firms. LMI customers primarily include large corporate legal departments and government agencies. The table below presents revenue, gross profit and total assets for these reportable segments for the interim periods presented:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2002	2001	2002	2001

Revenue before expense reimbursements:
EIS	$16,844	$15,383	$33,026	$28,715
LMI	2,273	2,009	4,458	2,972

Total	$19,117	$17,392	$37,484	$31,687

Gross profit:
EIS	$8,872	$7,953	$17,612	$13,843
LMI	918	1,036	1,712	1,071

Total	$9,790	$8,989	$19,324	$14,914

	EIS	LMI	Total
Total Assets at June 30, 2002	$58,441	$11,198	$69,639
Total Assets at June 30, 2001	$52,571	$9,970	$62,541

The Company evaluates performance of its segments based on revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA is a non-GAAP disclosure but is presented for informational purposes and is reconciled to income before income taxes below.

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2002	2001	2002	2001

EBITDA:
EIS	$1,242	$2,410	$2,945	$3,378
LMI	245	321	224	(468)

Total	$1,487	$2,731	$3,169	$2,910
Interest income, net	107	224	203	522
Depreciation and amortization	(641)	(889)	(1,280)	(1,772)

Income before income taxes	$953	$2,066	$2,092	$1,660

No customers accounted for more than 10% of consolidated revenues for the three and six months ended June 30, 2002 and 2001.

NOTE 3 — Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding combined with any outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”), which were not included in the computation of diluted earnings per share, totaled 109,000 and 1.2 million for the six-month periods ending June 30, 2002 and 2001, respectively. Anti-dilutive options totaled 145,000 and 1.2 million for the three-month periods ending June 30, 2002 and 2001, respectively.

The following is a reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2002	2001	2002	2001

Weighted average shares outstanding:
Basic	8,204	8,059	8,185	8,059

Effect of dilutive securities:
Options and employee stock purchase plan	556	117	567	115

Diluted	8,760	8,176	8,752	8,174

NOTE 4 — New Accounting Standards

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received from customers for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include but are not limited to travel and related charges. Accordingly, the Company has classified reimbursable expenses billed to clients as revenue, which are offset by a corresponding charge to cost of revenue, for all periods presented. This change in classification had no effect on current or previously reported net income or net income per share.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001.

On January 1, 2002, the Company adopted SFAS No. 142 and No. 144. SFAS No. 142, “Goodwill and Other Intangible Assets,” addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards. In accordance with adoption of SFAS No.142, on January 1, 2002, the Company ceased to amortize goodwill. In addition, the Company completed an impairment assessment of goodwill upon implementation of SFAS No. 142 and no impairment was indicated. Following is a reconciliation of the reported net income and net income per diluted share for 2001 on a pro forma basis to exclude charges for goodwill amortization:

	Three months ended	Six months ended
(In thousands, except per share data)	June 30, 2001	June 30, 2001

Net income:
Reported net income	$1,289	$986
Add back: Goodwill amortization	202	385

Adjusted net income	$1,491	$1,371
Basic earnings per share:
Reported net income	$0.16	$0.12
Add back: Goodwill amortization	0.03	0.05

Adjusted net income	$0.19	$0.17
Diluted earnings per share:
Reported net income	$0.16	$0.12
Add back: Goodwill amortization	0.02	0.05

Adjusted net income	$0.18	$0.17

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes the existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for exit or disposal costs will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company will adopt this standard on future exit or disposal activities.

NOTE 5 — Intangible Assets and Goodwill

At June 30, 2002 and December 31, 2001, goodwill and intangible asset balances consisted of the following:

	2002		2001

	Gross	Accumulated	Gross	Accumulated
(In thousands)	Carrying Value	Amortization	Carrying Value	Amortization

Amortized intangible assets:
Customer lists and maintenance contracts	$5,400	$(2,803)	$5,400	$(2,532)
Developed software acquired in acquisition	1,100	(431)	1,100	(321)
Other	34	(34)	34	(27)

	$6,534	$(3,268)	$6,534	$(2,880)

Goodwill	$15,290	$(7,325)	$15,290	$(7,325)

Intangible asset amortization expense for the three and six months ended June 30, 2002 was approximately $194,000 and $388,000, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
For the years ending December 31,
2002	$767
2003	$760
2004	$760
2005	$659
2006	$540

At June 30, 2002 and December 31, 2001, goodwill associated with the Company’s reporting units, EIS and LMI, totaled $1,252,000 and $6,713,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Elite is an international provider of a comprehensive suite of financial and practice management systems for professional services firms, based in Los Angeles, California. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporations and government. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available through an Application Service Provider (“ASP”) or “hosted” solution (“e-Connect from Elite”) where EIS maintains hardware and software that is accessed remotely by the customer. Additionally, Internet-based applications and services are available to smaller professional services companies. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of related customization and implementation services to large corporate legal departments, law firms and government agencies.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Elite’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements relate to revenue recognition, reserves for uncollectible receivables and realization of long-lived assets.

Revenue from the licensing of software along with related services is generally recognized as work is performed under the percentage of completion method of accounting with progress measured using labor hours incurred to date compared to total estimated labor hours to be incurred. The Company’s revenue recognition may be affected when labor hours incurred fall short of or exceed estimates. Additionally, losses may be incurred on contracts. These losses are recognized in the period in which they are determined to be probable and estimable.

The Company maintains an allowance for doubtful accounts and reserves for the issuance of credit memos based on an estimate of losses expected to result from its customers not making required payments. If the financial condition of Elite’s customers were to deteriorate, resulting in a greater than expected aggregate impairment of their ability to make payments, additional allowances may be required. The Company’s software products and their related implementation services are complex and receivable reserves are necessary in the event of disputed customer billings.

The Company monitors conditions that may affect the carrying value of its property and equipment, software costs and intangible assets. When conditions indicate potential impairment of such assets, the Company undertakes necessary market and technology studies and evaluates projected future earnings associated with these assets. Future adverse changes in market or technological conditions or poor operating results could result in losses or an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

Segment Information

The Company’s two reportable segments are the businesses of its operating subsidiaries, EIS and LMI. EIS customers are primarily comprised of law firms and other professional services firms. LMI customers primarily include large corporate legal departments and government agencies. See operating results by segment in Note 2 of Notes to the Consolidated Financial Statements.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2002 and 2001

The Company’s revenue before expense reimbursements for the second quarter ended June 30, 2002 totaled $19.1 million, which was up 10% from the $17.4 million reported for the second quarter of 2001. Revenue for the first six months of 2002 of $37.5 million compares to revenue for the first half of 2001 of $31.7 million. Elite’s revenue growth for 2002 compared to last year is due mainly to higher EIS contract revenue, consulting services billings and increased maintenance support revenue reflecting its growing customer base. EIS revenues for the first half of 2002 totaled $33.0 million, a $4.3 million increase or 15% compared to the first half of 2001. LMI revenues increased $1.5 million compared to the first half of 2001 to $4.5 million, supported by the growth in its consulting and implementation services backlog. During the second quarter of 2002 an unanticipated contract dispute occurred with a significant EIS customer for which the Company reversed revenue for the year and reserved against the collection of related accounts receivable. The Company is in ongoing discussions with the customer and further reserves could be necessary depending on the final resolution of this matter. This reversal had the effect of reducing revenue for the second quarter by approximately $400,000 and lowering earnings per diluted share by approximately $0.03.

The Company’s backlog of unearned revenue from signed customer orders totaled $30.3 million at June 30, 2002, compared to $25.5 million at December 31, 2001.

Gross profit for the three months ended June 30, 2002 was $9.8 million, up from $9.0 million in the same quarter of 2001. The Company’s gross margin percent, excluding the effect of expense reimbursements, was unchanged at approximately 51% for this year’s second quarter compared to the same period last year. For the six months ended June 30, 2002, gross profit was $19.3 million (or 52% of revenue before expense reimbursements) versus $14.9 million (or 47% of revenue before expense reimbursements) for the same period of 2001. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors.

The Company’s higher gross profit margin, excluding the effect of expense reimbursements, for the six months ended June 30, 2002 is due primarily to an increased gross profit margin at EIS of 53% compared to 49% for the same period of 2001. The improved EIS gross profit margin can be attributed mainly to an increase in revenues without the same corresponding increase in costs, particularly reduced levels of third party implementation services, along with the reclassification of certain personnel related costs to research and development expense for the current year. With the present weakness in the economy the Company is experiencing lower demand for new higher-margin software licenses, while demand for its services remains strong as customers seek to enhance their existing technology investments. This trend could adversely impact the Company’s gross profit margins until these conditions change.

Research and development (“R&D”) expenses for this year’s second quarter of $2.7 million (or 14% of total revenue) increased from $1.8 million (or 10% of total revenue) in 2001. Such expenses for the first half of 2002 totaled $5.4 million (or 14% of total revenue) compared to $3.3 million (or 10% of total revenue) for the first six months of the prior year. The Company capitalizes certain software development costs incurred subsequent to achieving technological feasibility and prior to when the product is available for general release to customers as prescribed by FASB No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company’s capitalized software development costs for the three and six months ended June 30, 2001 amounted to $330,000 and $580,000, respectively. Including capitalized costs, R&D expenses for the second quarter and first six months of 2001 represented 12% of total revenues. The Company did not capitalize any software development costs during the first half of 2002 and expects that the costs that qualify for capitalization will be substantially lower in 2002 compared to 2001. The increase in R&D spending for 2002 is due primarily to costs for the further enhancement of Elite’s existing product lines, combined with the development of new products designed to broaden the Company’s product suite to meet the needs of the Professional Services Automation (or PSA) markets. R&D expenses for 2002 are also higher compared to 2001 due to the reclassification of certain personnel related costs previously reflected in cost of revenue.

Sales and marketing expenses increased to $3.7 million (or 18% of total revenue) for the second quarter of 2002 compared to $2.9 million (or 16% of total revenue) in the same period of 2001. Sales and marketing expenses for the first half of 2002 of $7.1 million (or 18% of total revenue) were up from $5.8 million (or 17% of total revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expense. The increase for the year is primarily a reflection of added personnel costs and advertising to support sales of the Company’s new products and its expansion into new PSA markets.

General and administrative expenses of $2.3 million (or 12% of total revenue) for the second quarter of 2002 were up from $1.9 million (or 10% of total revenue) in the second quarter of 2001. These expenses totaled $4.6 million (or 12% of total revenue) for the first half of 2002 compared to $3.6 million (or 11% of total revenue) in the first six months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial, information systems and human resources personnel, as well as professional fees and insurance costs.

Amortization expense for goodwill and other acquired intangibles in the second quarter of 2002 decreased to $190,000 (or 1% of total revenue) from $514,000 (or 3% of total revenue) in the second quarter of 2001. These expenses declined to $380,000 (or 1% of total revenue) for the first half of 2002 from $1.0 million (or 3% of total revenue) for the same period of 2001. The lower amortization expense for 2002 is a reflection of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, at which time the Company ceased to amortize goodwill.

The Company reported net interest income of $107,000 and $203,000 for the second quarter and first half of 2002, respectively. Interest income for the same periods last year totaled $224,000 and $522,000, respectively. The reduced interest income in the current year primarily reflects lower interest rates on the balances available for investment.

The income tax provision for the second quarter of 2002 was $362,000 (or 38% of pre-tax income) and for the first half of the year was $795,000 (or 38% of pre-tax income), compared to $777,000 (or 38% of pre-tax income) for the second quarter of 2001 and $674,000 (or 41% of pre-tax income) for the first half of 2001.

Risks and Uncertainties

The Company’s personnel and other operating expenses are based in part on its expectations for work efforts needed to generate future revenue and are relatively fixed in the short-term. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of engagements in a particular period, there could be a material adverse affect on the Company’s consolidated results of operations and financial condition. During the second quarter of 2002 an unanticipated contract dispute occurred with a significant customer for which the Company reversed revenue for the year and reserved against the collection of related accounts receivable. The Company is in ongoing discussions with the customer and further reserves could be necessary depending on the final resolution of this matter.

The Company’s implementation personnel require significant advanced training prior to servicing customers. Therefore, the Company could face the short-term risk of having a shortage of experienced implementation personnel capable of generating revenues in the event of a rapid ramp up in new customer orders.

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the size and timing of customer engagements, the length of the sales cycle, market acceptance of its software systems and services, technological changes in computer systems and environments, changes in competition or in the Company’s or its competitors’ pricing policies, the Company’s success in expanding to new markets, the timing and cost of new product development, the revenue mix of software systems and services, the loss of key personnel and changes in general economic conditions or in the particular markets the Company serves.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $27.3 million at June 30, 2002 compared to $24.7 million at December 31, 2001. Working capital, current assets less current liabilities, at June 30, 2002 was $24.6 million compared to $22.1 million at December 31, 2001. The increase in cash and cash equivalents during the year was due mainly to cash generated from operations. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

Net cash provided by operating activities for the first six months of 2002 was $2.7 million compared to $1.3 million for the first half of 2001. This increase is primarily attributable to higher cash collections from customers, which allowed receivable balances to remain relatively flat for the first six months of 2002 at approximately $22.6 million compared to the effect of an increase in receivables for the first six months of 2001. Net cash flows used by investing activities were down significantly to $652,000 for the first half of 2002 compared to $3.3 million for the same period of 2001 due to an absence of required purchase agreement payments for LMI in 2002. Net cash provided by financing activities of $539,000 for the first six months of 2002 compares to net cash used by financing activities of $125,000 for the same period of 2001, reflecting higher proceeds from the exercise of employee stock options in 2002 and the repurchase of stock in 2001.

On June 26, 2002, the Company entered into a new two-year, $10 million revolving credit agreement with Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.). No borrowings were outstanding under the credit facility at June 30, 2002. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is collateralized by substantially all of the Company’s tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in May 2004.

New Accounting Standards

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received from customers for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include but are not limited to travel and related charges. Accordingly, the Company has classified reimbursable expenses billed to clients as revenue, which are offset by a corresponding charge to cost of revenue, for all periods presented. This change in classification had no effect on current or previously reported net income or income per share.

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

The Company adopted SFAS No. 142 and SFAS No. 144 on January 1, 2002. The adoption of these statements did not have a material adverse impact on the Company’s consolidated results of operations, financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supercedes the existing guidance related to the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, a liability for exit or disposal costs will be recognized and measured initially at its fair value in the period in which the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company will adopt this standard on future exit or disposal activities.

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

Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the timing and amount of revenue that may be recognized by the Company, continuation of current expense trends, unforeseen changes in the Company’s markets including competitive changes, continued acceptance of the Company’s existing services and products in the Company’s existing markets and the acceptance of these services and products in new markets, the ability to timely complete the development of new products and services at reasonable cost, customer acceptance of new products and services, the revenue mix of software systems and services, the loss of key personnel, general changes in the economy and in the particular markets served by the Company. These factors of risk are also detailed under “Risks and Uncertainties” in this Form 10-Q and from time to time in the Company’s SEC reports, including the Report on Form 10-K for the year ended December 31, 2001 and the annual report to shareholders. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially. The Company does not undertake any obligation to update any forward-looking statements.

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

The Company has limited exposure to market risk for changes in interest rates related to the Company’s cash and cash equivalents. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents through limiting default risk, market risk and reinvestment risk by depositing its cash and cash equivalents in high-quality financial instruments.

PART II — Other Information

Item 1. Legal Proceedings

From time to time the Company is involved in certain claims and litigation arising out of its operations in the ordinary course of business. Further, the Company periodically is subject to government audits and inspections. In the opinion of the Company’s management, any such matters presently pending will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Elite Information Group, Inc., was held on May 9, 2002. The matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions as to each such matter, were as follows:

1.	Alan Rich and Arthur G. Epker III were elected at the annual meeting as Class III directors. Listed below are the names of the two nominees elected to serve as directors and the four other continuing directors:

Class I	Class II	Class III

Christopher K. Poole	David A. Finley	Alan Rich
Roger Noall	William G. Seymour	Arthur G. Epker III

     The following is a separate tabulation with respect to each nominee elected:

		Against or
	For	Withheld

Alan Rich	5,719,926	1,897,144
Arthur G. Epker III	5,723,926	1,893,144

2.	With respect to the proposal to approve an amendment to the Company’s 1996 Stock Option Plan, 2,352,235 shares were voted for, 1,789,827 were voted against, there were 218,535 abstentions and 3,256,473 broker non-votes.

3.	With respect to the proposal to ratify the selection of PricewaterhouseCoopers LLP as the independent public accountants, 6,327,765 shares were voted for, 66,564 were voted against and there were 1,222,741 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

10.1	Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.) dated June 26, 2002
10.2	Elite Information Group, Inc. Amended and Restated 1996 Stock Option Plan (Incorporated by reference to the Registrant’s Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 2002 Annual Meeting of Stockholders, SEC File No. 000-20034)

(b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date: August 14, 2002	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer