Form 10-Q
period 2002-09-30
ELITE INFORMATION GROUP INC
filed 2002-11-13
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

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

As of October 31, 2002 there were 7,829,492 shares of Common Stock, $.01 par value, outstanding.

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Elite Information Group, Inc.

Page
Number

Part I Financial Information:

Item 1. Consolidated Financial Statements

Consolidated Statements of Operations -

Three and nine months ended September 30, 2002 and September 30, 2001	3

Consolidated Balance Sheets -

September 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows -

Nine months ended September 30, 2002 and September 30, 2001	5

Notes to Consolidated Financial Statements	6 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	14

Part II Other Information:

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

Signature	15

Certifications	16-17

____________________________

PRODUCTS MENTIONED IN THIS REPORT ARE USED FOR IDENTIFICATION PURPOSES ONLY AND MAY BE TRADE NAMES OR TRADEMARKS OF ELITE INFORMATION GROUP, INC., ITS SUBSIDIARIES OR THIRD PARTIES.

____________________________

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Part I — Financial Information:

Item 1. Financial Statements

Elite Information Group, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Revenue before expense reimbursements	$19,287	$18,516	$56,771	$50,203

Expense reimbursements	1,247	1,115	3,026	2,792

Total revenue	20,534	19,631	59,797	52,995

Cost of revenue:

Cost of revenue before reimbursable expenses	9,268	9,138	27,428	25,911

Reimbursable expenses	1,247	1,115	3,026	2,792

Total cost of revenue	10,515	10,253	30,454	28,703

Gross profit	10,019	9,378	29,343	24,292

Operating expenses:

Research and development	2,583	1,737	7,937	5,034

Sales and marketing	3,471	2,710	10,607	8,544

General and administrative	2,177	1,975	6,742	5,592

Amortization of goodwill and other acquired intangibles	190	552	570	1,580

Total operating expenses	8,421	6,974	25,856	20,750

Operating income	1,598	2,404	3,487	3,542

Interest income, net	96	180	299	702

Income before income taxes	1,694	2,584	3,786	4,244

Income tax provision	(341)	(651)	(1,136)	(1,325)

Net income	$1,353	$1,933	$2,650	$2,919

Net income per share

- Basic	$0.17	$0.24	$0.32	$0.36

- Diluted	$0.16	$0.23	$0.31	$0.36

Weighted average shares outstanding

- Basic	8,141	8,067	8,170	8,062

- Diluted	8,360	8,247	8,585	8,187

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Elite Information Group, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets

Cash and cash equivalents	$24,605	$24,699

Receivables	23,877	22,601

Deferred income taxes	2,439	3,612

Other current assets	1,951	1,235

Total current assets	52,872	52,147

Property and equipment, net	2,185	2,219

Software costs, net	1,344	1,827

Goodwill, net	9,349	7,965

Intangible assets, net	3,077	3,654

Other assets	88	87

	$68,915	$67,899

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable	$2,853	$3,874

Accrued compensation	3,781	4,170

Other accrued liabilities	3,632	3,556

Deferred revenue	18,800	17,031

Income taxes payable	1,860	1,401

Total current liabilities	30,926	30,032

Deferred income taxes	—	246

Total liabilities	30,926	30,278

Commitments and contingencies

Stockholders’ equity

Common stock, $.01 par value; Authorized 20,000,000 shares; Issued shares at September 30, 2002 and December 31, 2001 were 9,486,790 and 9,458,052, respectively	95	95

Paid-in capital	39,731	39,387

Less treasury stock, at cost at September 30, 2002 and December 31, 2001, 1,675,016 and 1,329,819 shares, respectively	(9,121)	(6,496)

Accumulated earnings	7,284	4,635

Total stockholders’ equity	37,989	37,621

	$68,915	$67,899

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Elite Information Group, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net income	$2,650	$2,919

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,909	2,702

Deferred income tax benefits	927	(1,047)

Changes in current assets and liabilities:

Receivables	(1,276)	(4,893)

Accounts payable	(1,021)	1,065

Deferred revenue and customer deposits	1,769	561

Income taxes payable	459	2,253

Other, net	(1,031)	(619)

Net cash provided by operating activities	4,386	2,941

Cash flows from investing activities:

Purchase of Law Manager, Inc.	(1,384)	(3,532)

Purchase of property and equipment	(726)	(608)

Investment in software costs	(89)	(950)

Net cash used in investing activities	(2,199)	(5,090)

Cash flows from financing activities:

Purchase of treasury stock	(2,997)	(352)

Proceeds from issuance of common stock	716	332

Net cash used in financing activities	(2,281)	(20)

Net decrease in cash and cash equivalents	(94)	(2,169)

Cash and cash equivalents, beginning of period	24,699	24,787

Cash and cash equivalents, end of period	$24,605	$22,618

The accompanying notes are an integral part of these consolidated financial statements

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – Basis of Presentation

The consolidated financial statements of Elite Information Group, Inc. (“Elite” or the “Company”) for the periods presented reflect the results of operations and financial position of the Company’s wholly owned subsidiaries, Elite Information Systems, Inc. (“EIS”) and Law Manager Inc. (“LMI”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2 – Segment Information and Customer Concentration

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

(In thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Revenue before expense reimbursements:

EIS	$16,856	$16,583	$49,882	$45,298

LMI	2,431	1,933	6,889	4,905

Total	$19,287	$18,516	$56,771	$50,203

Gross profit:

EIS	$9,062	$8,396	$26,674	$22,239

LMI	957	982	2,669	2,053

Total	$10,019	$9,378	$29,343	$24,292

	EIS	LMI	Total

Total Assets at September 30, 2002	$52,719	$16,196	$68,915

Total Assets at September 30, 2001	$51,101	$13,662	$64,763

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

The Company evaluates performance of its segments based on revenue and earnings before interest, taxes, depreciation, and amortization (EBITDA). EBITDA is a non-GAAP disclosure but is presented for informational purposes and is reconciled to income before income taxes below.

(In thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

EBITDA:

EIS	$1,886	$3,241	$4,831	$6,619

LMI	341	93	565	(375)

Total	2,227	3,334	5,396	6,244

Interest income, net	96	180	299	702

Depreciation and amortization	(629)	(930)	(1,909)	(2,702)

Income before income taxes	$1,694	$2,584	$3,786	$4,244

No customers accounted for more than 10% of consolidated revenues for the three and nine months ended September 30, 2002 and 2001.

NOTE 3 – Earnings per Share

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding, reflecting the reduction of weighted average treasury shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding combined with any outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”), which were not included in the computation of diluted earnings per share, totaled 306,000 and 1.0 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Anti-dilutive options totaled 454,000 and 1.0 million for the three-month periods ending September 30, 2002 and 2001, respectively.

The following is a reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computations:

	Three months ended		Nine months ended
	September 30,		September 30,

(In thousands)	2002	2001	2002	2001

Weighted average shares outstanding:

Basic	8,141	8,067	8,170	8,062

Effect of dilutive securities:

Options and employee stock purchase plan	219	180	415	125

Diluted	8,360	8,247	8,585	8,187

NOTE 4 – New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001.

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

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

(In thousands, except per share data)	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Net income:

Reported net income	$1,933	$2,919

Add back: Goodwill amortization	271	695

Adjusted net income	$2,204	$3,614

Basic earnings per share:

Reported net income	$0.24	$0.36

Add back: Goodwill amortization	0.03	0.09

Adjusted net income	$0.27	$0.45

Diluted earnings per share:

Reported net income	$0.23	$0.36

Add back: Goodwill amortization	0.03	0.09

Adjusted net income	$0.26	$0.45

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

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

NOTE 5 – Intangible Assets and Goodwill

         At September 30, 2002 and December 31, 2001, goodwill and intangible asset balances consisted of the following:

(In thousands)	2002		2001

	Gross	Accumulated	Gross	Accumulated
	Carrying Value	Amortization	Carrying Value	Amortization

Amortized intangible assets:

Customer lists and maintenance contracts	$5,400	$(2,937)	$5,400	$(2,532)

Developed software acquired in acquisition	1,100	(486)	1,100	(321)

Other	34	(34)	34	(27)

	$6,534	$(3,457)	$6,534	$(2,880)

Goodwill	$16,674	$(7,325)	$15,290	$(7,325)

Intangible asset amortization expense for the three and nine months ended September 30, 2002 was approximately $190,000 and $570,000, respectively. Estimated amortization expense for the next five years is as follows:

(In thousands)
For the years ending December 31,
2002	$767

2003	$760

2004	$760

2005	$659

2006	$540

At September 30, 2002, goodwill associated with the Company’s reporting units, EIS and LMI, totaled $1,252,000 and $8,097,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Elite is an international provider of a comprehensive suite of financial and practice management software to professional services firms, based in Los Angeles, California. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporations and government. EIS software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available through an Application Service Provider (“ASP”) or “hosted” solution (“e-Connect from Elite”) where EIS maintains hardware and software that is accessed remotely by the customer. Additionally, Internet-based applications and services are available to smaller professional services companies. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of related customization and implementation services to large corporate legal departments, law firms and government agencies.

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

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements relate to revenue recognition, reserves for uncollectible receivables and realization of long-lived assets.

Revenue from the licensing of software along with related services is generally recognized as work is performed under the percentage of completion method of accounting, with progress measured using labor hours incurred to date compared to total estimated labor hours to be incurred. The Company’s revenue recognition may be affected when estimated labor hours to complete a project change. Losses may be incurred on contracts, which are recognized in the period that they are determined to be probable and estimable.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2002 and 2001

The Company’s revenue before expense reimbursements for the third quarter ended September 30, 2002 totaled $19.3 million, which was up 4.2% from the $18.5 million reported for the third quarter of 2001. Revenue for the first nine months of 2002 of $56.8 million increased 13.1% compared to revenue of $50.2 million for the same period last year. Elite’s revenue growth for 2002 compared to last year is due mainly to higher EIS consulting services billings and increased maintenance support revenue reflecting its growing customer base. EIS revenues before expense reimbursements for the first nine months of 2002 totaled $50.0 million, a 10.1% increase compared to the first nine months of 2001. During the first half of this year, EIS experienced a shift in sales mix towards a higher proportion of services content, resulting in lower software license revenue compared to 2001. LMI revenues for the first nine months of 2002 totaled $6.9 million, up 40.4% from the same period in 2001, supported by the growth in its consulting and implementation services backlog.

The Company’s consolidated backlog of unearned revenue from signed customer orders totaled $30.6 million at September 30, 2002, compared to $25.5 million at December 31, 2001.

Gross profit for the three months ended September 30, 2002 was $10.0 million, up from $9.4 million in the same quarter of 2001. The Company’s gross margin percent, excluding the effect of expense reimbursements, was 51.9% for this year’s third quarter compared to 50.6% for the same period last year. For the nine months ended September 30, 2002, gross profit was $29.3 million (or 51.7% of revenue before expense reimbursements) versus $24.3 million (or 48.4% of revenue before expense reimbursements) for the same period of 2001. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors. The Company’s higher gross margin percentage compared to the prior year mainly reflects a lower level of software vendor royalty costs for the reporting periods, along with reduced expenses incurred for outside contractor implementation services for the first nine months. The gross margin percentage for 2002 is also higher compared to 2001 due to the reclassification of certain personnel related costs to research and development or general and administrative categories.

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Research and development (“R&D”) expenses for this year’s third quarter of $2.6 million (or 12.6% of total revenue) increased from $1.7 million (or 8.9% of total revenue) in 2001. Such expenses for the first nine months of 2002 totaled $7.9 million (or 13.3% of total revenue) compared to $5.0 million (or 9.5% of total revenue) for the first nine months of the prior year. The Company capitalizes certain software development costs incurred subsequent to achieving technological feasibility and prior to when the product is available for general release to customers as prescribed by FASB No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” The Company’s capitalized software development costs for the three and nine months ended September 30, 2001 amounted to $320,000 and $900,000, respectively. Including capitalized costs, R&D expenses for the third quarter and first nine months of 2001 represented 10.5% and 11.2% of total revenues, respectively. The Company did not capitalize any significant software development costs during the first nine months of 2002 and expects that the costs that qualify for capitalization will be substantially lower in 2002 compared to 2001.

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

Sales and marketing expenses for the third quarter of 2002 increased to $3.5 million (or 16.9% of total revenue) compared to $2.7 million (or 13.8% of total revenue) in the same period of 2001. Sales and marketing expenses for the first nine months of 2002 of $10.6 million (or 17.8% of total revenue) were up from $8.5 million (or 16.1% of total revenue) in the same period last year. Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expense. The increase in expense for the year is primarily a reflection of added sales personnel costs, along with higher marketing and advertising costs, due in part to promotion of the Company’s new products.

General and administrative expenses of $2.2 million (or 10.6% of revenue) for the third quarter of 2002 were up from $2.0 million (or 10.1% of total revenue) in the third quarter of 2001. These expenses totaled $6.7 million (or 11.3% of total revenue) for the first nine months of this year compared to $5.6 million (or 10.6% of revenue) in the first nine months of last year. General and administrative expenses consist mainly of salaries of corporate executive, legal, financial, information systems and human resources personnel, as well as professional fees and insurance costs.

Amortization expense for goodwill and other acquired intangibles in the third quarter of 2002 decreased to $190,000 (or about 1.0% of total revenue) from $552,000 (or 2.8% of total revenue) in the third quarter of 2001. These expenses declined to $570,000 (or 1.0% of total revenue) for the first nine months of 2002 from $1.6 million (or 3.0% of total revenue) for the same period of 2001. The lower amortization expense for 2002 is a reflection of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, at which time the Company ceased to amortize goodwill.

The Company reported net interest income of $96,000 and $299,000 for the third quarter and first nine months of 2002, respectively. Interest income for the same periods last year totaled $180,000 and $702,000, respectively. The reduced interest income in the current year primarily reflects lower interest rates on the balances available for investment.

The Company’s income tax provision for the third quarter of 2002 was $341,000 (or 20% of pre-tax income) and for the first nine months of the year was $1.1 million (or 30% of pre-tax income), compared to $651,000 (or 25% of pre-tax income) for the third quarter of 2001 and $1.3 million (or 31% of pre-tax income) for the first nine months of 2001. The Company’s tax provision for 2002 reflects a benefit from research and engineering tax credits that reduced its effective tax rate from 38% in the second quarter to 20% for the third quarter.

Risks and Uncertainties

The Company’s business is subject to certain risks and uncertainties that can have a significant impact on its financial performance. The Company’s personnel and other operating expenses are based in part on its expectations for work efforts needed to generate future revenue and are relatively fixed in the short-term. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of engagements in a particular period, there could be a material adverse affect on the Company’s consolidated results of operations and financial condition. During the second quarter of 2002 an unanticipated contract dispute occurred with a significant customer for which the Company reversed revenue for the year and reserved against the collection of related accounts receivable. The Company has reached a tentative agreement to

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

resolve this dispute with no further financial impact to the Company, but until a final agreement is signed, the ultimate outcome of this matter cannot be determined and further reserves could be necessary.

The Company’s implementation personnel require significant advanced training prior to servicing customers. Therefore, the Company could face the short-term risk of having a shortage of experienced implementation personnel capable of generating revenues in the event of a rapid ramp up in new customer orders.

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, which include variations in the timing and amount of revenue that may be recognized by the Company, including customer project delays or cancellations, changes in current expense trends, unforeseen changes in the Company’s markets including competitive conditions, the degree of acceptance of the Company’s existing services and products in the Company’s existing markets and the acceptance of these services and products in new markets, particularly the challenging PSA markets during 2002, changes in the profitability of the Company’s sales mix including the proportion of software licenses to services, the ability of the Company to timely complete the development of new products and services at reasonable cost, the degree of customer acceptance of new products and services, technological changes in computer systems and environments, the loss of key personnel, general changes in the economy and in particular markets served by the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $24.6 million at September 30, 2002 compared to $24.7 million at December 31, 2001. Working capital at September 30, 2002 was $21.9 million compared to $22.1 million at December 31, 2001. The change in cash and cash equivalents during the year primarily reflects positive cash flow from operations, offset by amounts paid to re-purchase the Company’s stock, amounts paid under the LMI purchase agreement and cash used to acquire capital equipment and software. Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

Net cash provided by operating activities for the first nine months of 2002 was $4.4 million compared to $2.9 million for the first nine months of 2001. This increase is primarily attributable to higher cash collections from customers. Net cash flows used by investing activities were down significantly to $2.2 million for the first nine months of 2002 compared to $5.1 million for the same period of 2002 due to lower required purchase agreement payments for LMI in 2002. Net cash used in financing activities of $2.3 million for the first nine months of 2002 compares to net cash used in financing activities of $20,000 for the same period of 2001, reflecting $3 million of cash used to re-purchase the Company’s stock under its stock buy-back program.

On June 26, 2002, the Company entered into a two-year, $10 million revolving credit agreement with Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.). No borrowings were outstanding under the credit facility at September 30, 2002. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is collateralized by substantially all of the Company’s tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. The credit facility expires in May 2004.

New Accounting Standards

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred.” This pronouncement requires that reimbursements received from customers for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company has classified reimbursable expenses billed to clients as revenue, which are offset by a corresponding charge to cost of revenue, for all periods presented. This change in classification had no effect on current or previously reported net income or income per share.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

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

Certain factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include the matters discussed under “Risks and Uncertainties” in this Form 10-Q and from time to time in the Company’s SEC reports, including the Report on Form 10-K for the year ended December 31, 2001 and the annual report to shareholders. There can be no assurance that such future events or projected results will be achieved and actual results could differ materially. The Company does not undertake any obligation to update any forward-looking statements.

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

The Company has limited exposure to market risk for changes in interest rates related to the Company’s cash and cash equivalents. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents by limiting default risk and market risk by depositing its cash and cash equivalents with major financial institutions in high-quality instruments with maturities of twelve months or less.

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

Item 4. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company sought to determine whether there were any significant deficiencies or material weaknesses in such controls and procedures, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s disclosure controls and procedures. Based upon the foregoing evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part II – Other Information

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

The Company filed a Form 8-K dated August 13, 2002 to furnish the forms of certifications of its Chief Executive Officer and Chief Financial Officer with respect to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, which certifications were submitted to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Elite Information Group, Inc.
Form 10-Q for the Quarter Ended September 30, 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date: November 13, 2002	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer

CERTIFICATIONS

I, Barry D. Emerson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Elite Information Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer

I, Christopher K. Poole, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Elite Information Group, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Christopher K. Poole Christopher K. Poole, Chief Executive Officer