Form 10-K
period 2002-12-31
ELITE INFORMATION GROUP INC
filed 2003-03-31
CIK 885533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X].

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 computed by reference to the closing sale price on such date, was $64,672,154.

As of March 14, 2003, 7,864,620 shares of Common Stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A, are incorporated herein by reference into Part III.

Elite Information Group, Inc.

		Page(s)
PART I
Item 1.	Business	3-9
Item 2.	Properties	9
Item 3.	Legal Proceedings	9
Item 4.	Submissions of Matters to a Vote of Security Holders	9

PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 7.A	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	20-40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

PART III
Item 10.	Directors and Executive Offers of the Registrant	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Controls and Procedures	41-42

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43-46

SIGNATURES		47

CERTIFICATIONS		48-49

PART I

As used herein, unless the context requires otherwise, the terms “we,” “our,” “us,” (or similar terms) mean and include Elite Information Group, Inc. and its subsidiaries.

Item 1. Business

Overview

Elite Information Group, Inc. (“Elite” or the “Company”) is the parent company to Elite Information Systems, Inc. (“EIS”), and Law Manager, Inc. (“LMI”). Elite is an international provider of a comprehensive suite of business software to professional services firms. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, advertising, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporate law departments and government agencies. EIS’ software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available as hosted solutions (“Elite Online Solutions”) where EIS maintains hardware, software and database support that is accessed remotely by the customer. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of implementation services to large corporate legal departments and government agencies.

The Company’s two reportable segments are the businesses of its operating subsidiaries, EIS and LMI. See operating results by segment in Note 3 of Notes to the Consolidated Financial Statements.

General Development of the Business

EIS entered the legal software business with a proprietary timeshare accounting system in 1981, after the sale of a predecessor business engaged in office equipment and office automation activities since 1947. In 1994, EIS was acquired by Broadway & Seymour, Inc., a North Carolina based public company that had been engaged in the software product and services business since 1981, that was pursuing a strategy of growth through acquisition of products and businesses. By 1995, Broadway & Seymour had begun efforts to integrate its primary business units, which serviced financial institutions and law firms. To streamline its business, the Company began divesting certain of its non-core assets. On May 19, 1999, the Company sold its Customer Relationship Management business (“CRM”), based in Charlotte, North Carolina, to Science Applications International Corporation (“SAIC”). This divestiture left only Elite in the Broadway & Seymour portfolio. Following the sale of the CRM business, the Company changed its name from Broadway & Seymour, Inc., to Elite Information Group, Inc., to reflect the Company’s new single-purpose business. The Company also changed its NASDAQ trading symbol to ELTE and continues to be traded as a National Market Issue on the NASDAQ.

On July 11, 2000, the Company acquired all of the outstanding capital stock of Law Manager, Inc.

Business Strategy

The Company’s strategy is to develop and market industry-leading business software solutions for the professional services markets, both within the United States and internationally. The Company currently offers software and services to assist in financial, practice and knowledge management functions for legal, accounting, consulting, advertising, public relations and other professional services firms. Through its LMI subsidiary, the Company also provides sophisticated case management solutions to large corporate legal departments and government agencies.

The Company’s EIS subsidiary markets its suite of client-server and web-based financial and practice management products (see “Product and Services Based Solutions” below) primarily in the United States, Canada, the United Kingdom, Europe, Asia, Asia Pacific, South America and South Africa. The Company’s customer base is made up largely of law firms. The Company is focusing on expanding its presence in other segments of the professional services markets, including accounting, consulting, advertising, public relations and other professional services firms.

The Company believes that the integration of a full range of applications that share a single database provides a significant competitive advantage. The Company continues to enhance and expand its product line, with products like a new CRM solution, a document management solution, advanced time tracking and reporting systems, a suite of business intelligence tools, and resource and project management products, all of which are designed to meet the needs of the professional services industry. Each of the new products integrates with the Company’s existing suite of products and shares a single database. The Company’s Globalization Release, featuring multi-language, multi-currency, taxation and localized capabilities, provides functionality required to service international markets.

LMI was acquired in July 2000 in order for the Company to take advantage of LMI’s case management technology and expertise, which includes advanced case tracking, calendar and docketing, records management and resource management solutions, as well as LMI’s full range of implementation services. The Company expects to achieve further advantages by extending its capabilities into the corporate legal and government sectors and by coordinating the development and marketing of its existing products along with products from LMI.

Product and Services Based Solutions

The extensive suite of products and services provided by Elite’s EIS and LMI business segments are discussed below. Products mentioned in this document are for identification purposes only and may be trademarks of Elite Information Group, Inc., its subsidiaries or third parties.

     Financial Management

Billing Manager is a comprehensive accounting and information management application for legal and professional service firms. The Billing Manager responds to clients’ billing requirements with on line management information. Time entry is a built in feature of Billing Manager.

Financial Management System is a general ledger, accounts payable, and collections software suite that supports multi-currency and simultaneous cash and accrual-based accounting, as well as budgeting features.

Elite Document Studio is a document transformation solution that improves client satisfaction through low-overhead preparation of value-rich reports, billing packets, and other deliverables, using information from a variety of different formats.

Elite Professional Time Entry Solutions help shorten the work-to-cash cycle. Timetrax is a time entry application for firms that require very sophisticated and flexible operation in the office and on the road. Elite also offers a wireless solution that enables handheld device users to enter and upload time and expense information into the Elite system. Elite provides time entry as a built-in feature of the Elite Billing Manager, in both client-server and web-based platforms.

Image Processing Manager is a state-of-the-art imaging technology that allows clients to scan and view invoices and optionally to have the images printed with bills, without any additional steps.

     Practice Management

Case Manager is a case-tracking software system and conflicts/related-party database. This system also includes calendar and docket functions, a case database, a related-party tracking system, on-line viewing of case information and personal calendars, and a user-defined reporting system.

Conflicts Manager is an integrated software tool for checking conflicts of interest, based on a full-text search engine.

Records Manager is a software tool for managing both internal and external records, with bar code support and integration with the Elite Conflicts Manager.

     Engagement Management

Project and Resource Manager is a web-based solution that allows team leaders to create project teams and then manage team progress with real-time, accurate project information. Project and Resource Manager uses the Microsoft® Project application as the desktop client for project design, and it integrates with Elite’s financial management system to display real-time costs to the project manager.

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

Elite Dashboard consolidates information from multiple sources on a single Web page, readily available on a user’s desktop from email or a Web browser. This integrated portal can include data from various Elite systems and other sources.

     Business Intelligence

Elite’s Business Intelligence suite provides analytical and reporting tools to measure the profitability and performance of a firm. Combining OLAP technology, real-time data warehousing, a rich collection of report templates, and useful tools like Elite Extend, Elite Business Intelligence enhances decision making through information distribution.

     Elite Online Solutions

e-Connect from Elite enables firms to utilize Elite’s suite of applications through the Internet in a hosted, secure and reliable environment. This Internet-based system eliminates the need for hardware/software installation, upgrades and maintenance while delivering Elite’s existing applications from any Web browser.

Timesolv and Worksolv provide Internet-based time tracking and invoicing solutions that are designed to address the specific needs of smaller fee-based businesses, including legal, accounting, management and computer consulting, and engineering firms. Using a standard Web browser and Internet connection, customers can track time and expenses, produce invoices, generate information reports, manage accounts receivable and streamline a variety of other practice management functions.

     Middleware and Other Utilities

Elite Workflow is a software application designed to automate paper-intensive processes by using electronic forms, pre-defined routing of these forms, and password-based approval of the transactions represented by these forms.

Web Services API maximizes the value of data stored across Elite applications and integrates Elite solutions with third-party applications. The first set of standardized integration points to the Elite system, Elite Web Services API is a major breakthrough for third-party providers and other organizations that want to share information across applications and platforms.

     Elite Express

Elite Express is a streamlined version of Elite’s practice and financial management solution, including billing, general ledger and accounts payable, and is designed for efficient and cost effective implementation.

     Law Manager Applications and Platforms

Law Manager applications deliver comprehensive case and matter management solutions for legal departments and government agencies.

LawManager.Pro incorporates new middle-tier technology, which allows clients to choose between web, three-tier and client/server deployments. Law Manager.Pro provides an intuitive Microsoft Outlook user interface. The software can be deployed as a standard Windows application or run within a browser. It can be deployed over the customer’s intranet or accessed securely over the Internet.

LawManager.Net enables users to access complete LawManager solution functionality from a standard Internet browser. LawManager.Net reduces administrative overhead and speeds deployment across large user populations.

LawManager.Mobile allows deployment of LawManager solutions using a wireless Palm Pilot or Pocket PC micro-browser interface.

     Professional Services

The Company offers its customers a comprehensive array of professional services, including installation, implementation, data conversion, training and consulting, as well as customer support and maintenance. The Company views its customer services as a significant part of its strategy to establish and maintain strong customer relationships.

The Company has an extensive field operations unit made up of industry-experienced employees that work with customers to design and execute an implementation plan based on the customer’s business systems and processes. The EIS Consulting Services unit also provides post-sale consulting and technical services to its client base on a fee-for-services basis. Such services include systems integration, process improvement, training, management reporting and other consulting.

The majority of Elite’s clients contract with the Company for maintenance and support services at annual fees under agreements that are renewable on an annual basis. The degree of maintenance service provided to customers differs depending on the system being supported. Generally, support contracts entitle users to telephone support and regular product releases. In addition, the Company offers certain training classes and multi-media based instruction to customers that aid in the implementation and effective use of the Company’s solutions.

Research and Development

To meet the changing needs of the professional services industry, the Company expends resources to continually develop and enhance its proprietary software products. The Company believes that ongoing commitment to research and development is important to the long-term success of the business.

For the years ended December 31, 2002, 2001 and 2000, the Company’s total research and development expenses (excluding acquired in-process research and development) were $10.4 million, $6.7 million and $6.1 million, respectively. The Company capitalized external software development costs of approximately $275,000 in 2002. Research and development expenses for 2001 were reduced by internally developed software costs that qualified for capitalization totaling approximately $1.2 million.

There are inherent risks in the development and introduction of a new product. For example, new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. The Company cannot determine the effects on operating results of unanticipated complications in product introductions or transitions.

Sales and Marketing

New customer contacts are generated by a variety of methods, including customer referrals, personal sales calls, attendance at trade shows and seminars, advertising in trade publications, direct mailings to targeted customers and telemarketing. These efforts are managed by a direct sales team. The Company also has dealer relationships to market and sell its products, primarily in international markets.

The Company maintains a direct sales force in which sales personnel are given sales responsibility within their targeted regional and customer markets. Additionally, senior management and technical subject matter experts within the Company are directly involved in obtaining and supporting customer relationships.

The Company’s business strategy also emphasizes sales to existing customers. Sales to existing customers include system upgrades, expansion of license rights, installation of new products, migrations to new database or operating system platforms, employee training, consulting services and maintenance and support services.

Customers

The Company serves a client base in professional services markets. Elite holds the highest market share for providers of practice management applications to the United States legal industry in its target market of the largest 1,000 law firms, maintaining a market share of over one-third of such firms. The Company is also one of the top providers to the largest 100 law firms in the United Kingdom. Many of the Company’s other customers are in such professional services markets as accounting, consulting, advertising, public relations, financial services, actuarial, software, security, insurance, market research and systems integration, as well as corporate law departments and government agencies. In addition, through Elite Online Solutions, the Company serves small and sole practitioner firms in similar professional services markets.

The Company provides software solutions under a variety of financial arrangements, including fixed fee contracts and billings on a time and materials basis. Additionally, through e-Connect, the Company’s Internet-based ASP hosting solution, clients can utilize Elite’s products via a hosting model with contractual payments on a monthly basis.

The majority of the Company’s revenue is concentrated in the legal services industry. However, no single customer accounted for 10% or more of the Company’s 2002 consolidated net revenue.

Geographic Information

The Company’s assets are principally located in North America. The Company’s revenue is principally generated in the United States; however for the years ending December 31, 2002, 2001 and 2000, the Company’s revenue before expense reimbursements generated outside the United States represented 15%, 12%, and 14% of consolidated revenue before expense reimbursements, respectively. For those same periods, revenue before expense reimbursements generated in the United Kingdom and Europe represented approximately 11%, 9%, and 11% of consolidated revenue before expense reimbursements, respectively. Since certain of the Company’s contracts with non-U.S. customers denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company’s contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant.

Competition

The Company’s markets are very competitive, due in part to the rapidly changing technology underlying the Company’s products and services. The Company produces a number of different software products and applies those products across the professional services markets. The Company has a number of competitors for each product and in each market. Some of these competitors compete with the Company with regard to a number of products or markets. Some of these competitors have greater financial, technical and marketing resources than the Company. The Company believes that no one single competitor is dominant across all markets in which the Company participates.

The Company believes that competitive factors for engagements in the professional services markets include knowledge of the industry, capabilities of resources, technologies utilized, ease of use, ability to customize solutions and breadth of functionality of solutions and price. The Company believes it competes favorably on the basis of these factors.

Backlog

A significant portion of the Company’s revenue is derived from work to be performed under longer-term contracts entered into in the ordinary course of business. At December 31, 2002, 2001 and 2000, the Company’s EIS business had backlog of unearned revenue from signed contracts of approximately $29.2 million, $23.1 million and $15.9 million, respectively. Backlog for the Company’s LMI business at December 31, 2002, 2001 and 2000 totaled approximately $4.8 million, $2.4 million and $1.8 million, respectively. The Company expects that substantially all of its backlog at December 31, 2002 will be implemented during fiscal 2003, barring project delays or cancellations.

Seasonality

The Company’s business is somewhat seasonal, including the timing of its sales, revenues and hiring of personnel. Sales levels have historically been relatively high in the fourth quarter, as customers purchase to fulfill their annual budget requirements, which have helped support the Company’s year-end backlog balances. Elite has traditionally experienced increased personnel hiring during its first quarter as employees are recruited to implement new contracts signed the previous year and to staff the Company’s product development initiatives for the new year. Revenues in the second half of the year tend to be higher than in the first half as the added implementation resources provide increased revenue generating capacity. See “Note of Caution Regarding Forward Looking Statements” in Item 7.

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

At February 28, 2003, the Company had 426 full-time employees. None of the Company’s employees are represented by a labor union.

Copyrights, Trademarks, Patents and Licenses

The Company currently markets several proprietary software products. Apart from a limited number of third party components, the bulk of the Company’s products consist of software and related documentation developed by the Company for which the Company holds the copyright. The Company distributes its software only subject to licenses which restrict the licensee’s rights to use and disclose the software so as to protect the Company’s rights. The Company believes that the nature of its customers, the importance of the Company’s products to them and their need for continuing product support reduce the risk of unauthorized reproduction. However, there can be no assurance that any such steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary rights or independent third-party development of functionally equivalent products.

The Company believes that its services and products do not infringe on the intellectual property rights of third parties. However, there can be no assurance that an infringement claim will not be asserted against the Company in the future. Any such claim, if resolved against the Company, could adversely affect the Company’s reputation, preclude it from offering certain products and services, and subject it to substantial liability.

Website Access to Reports

The Company’s website is www.elite.com <http://www.elite.com>. The Company’s annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those filings, as well as its other SEC filings, can be accessed free of charge on the Company’s website via hyperlink to a third party database of documents filed electronically with the SEC. These documents are available for access as soon as reasonably practicable after the Company electronically files these documents with the SEC.

Item 2. Properties

The Company’s corporate offices are located at 5100 West Goldleaf Circle in Los Angeles, California. The Company’s lease of those premises (approximately 40,000 square feet) expires July 2008. The Company leases 1,600 square feet of office space in London, United Kingdom for servicing its UK and European customer base. The Company leases approximately 12,500 square feet of office space in Conshohocken, Pennsylvania, which houses its LMI staff.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholders’ Matters

The Company’s common stock, $0.01 par value, trades on the National Association of Securities Dealers, Inc. Nasdaq National Market System (“NASDAQ”) under the symbol ELTE (formerly BSIS). The following table shows the price range of the Company’s common stock for the past two years:

	2002 Quarter Ended				2001 Quarter Ended

	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

High	$14.74	$12.34	$10.24	$9.51	$6.50	$6.65	$7.43	$12.60
Low	$9.14	$9.60	$5.80	$5.89	$4.69	$3.63	$5.10	$5.00

Holders of Record

As of February 28, 2003, there were approximately 118 holders of record of the Company’s Common Stock.

Dividends

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The following table summarizes certain selected financial data and is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below. The selected financial data is derived from consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent public accountants.

(in thousands, except per share data)
Consolidated Operations (a)	2002	2001	2000	1999	1998

Revenue before expense reimbursements	$77,671	$68,762	$52,332	$59,266	$45,062
Expense reimbursements (b)	4,341	3,860	3,091	4,763	2,673

Total revenue (b)	82,012	72,622	55,423	64,029	47,735
Cost of revenue before reimbursable expenses	37,264	34,318	29,292	32,300	26,716
Reimbursable expenses	4,341	3,860	3,091	4,763	2,673

Total cost of revenue (b)	41,605	38,178	32,383	37,063	29,389
Gross profit	40,407	34,444	23,040	26,966	18,346
Operating expenses	33,736	26,208	22,967	19,696	18,635
Amortization of goodwill and other acquired intangibles	760	2,132	1,474	1,643	1,965
Write-off of in-process research and development	—	—	1,000	—	—

Operating income (loss)	5,911	6,104	(2,401)	5,627	(2,254)
Loss on disposition of non-strategic business unit	—	—	—	(295)	—
Interest income, net	393	823	1,598	1,154	857

Income (loss) from continuing operations before income taxes	6,304	6,927	(803)	6,486	(1,397)
Income tax benefit (provision) for continuing operations	(1,834)	(2,420)	671	(2,692)	98

Income (loss) from continuing operations	4,470	4,507	(132)	3,794	(1,299)

Net income (loss)	$4,470	$4,778	$(132)	$8,331	$(7,597)

Net income (loss) per share – continuing operations
Basic	$0.55	$0.56	$(0.02)	$0.46	$(0.15)
Diluted	$0.53	$0.55	$(0.02)	$0.44	$(0.15)
Net income (loss) per share
Basic	$0.55	$0.59	$(0.02)	$1.00	$(0.86)
Diluted	$0.53	$0.58	$(0.02)	$0.97	$(0.86)
Weighted average shares outstanding
Basic	8,109	8,074	8,492	8,305	8,815
Diluted	8,500	8,236	8,492	8,584	8,815

Selected Consolidated Balance Sheet Data
As of December 31,	2002	2001	2000	1999	1998

Cash and cash equivalents	$16,963	$24,699	$24,787	$31,152	$15,273
Short-term investments	$7,732	—	—	—	—
Working capital	$24,611	$22,115	$17,515	$28,667	$14,070
Total assets	$74,780	$67,899	$61,044	$66,116	$65,096
Long-term debt, including current portion	—	—	—	—	—
Stockholders’ equity	$40,598	$37,621	$32,632	$34,863	$25,019

(a)	The comparability of the results of operations for the periods presented is affected by dispositions of certain businesses as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. On May 19, 1999 the Company sold its Customer Relationship Management business (“CRM”). Therefore, operating results for CRM are presented on the Consolidated Statement of Operations as discontinued operations and prior periods have been restated to reflect the Company’s continuing operations. Historical operating results for continuing operations in 1999 and prior periods reflect higher levels of corporate headquarters related costs, which were incurred in support of both, continued and discontinued operations.

(b)	The Company adopted the Emerging Issues Task Force “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14) in fiscal 2002. Adoption of the EITF resulted in an increase in both revenues and cost of revenues in the amount of reimbursable expenses billed for the periods presented. All prior periods presented have been restated to reflect this new EITF on a consistent basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read along with our consolidated financial statements, the notes to those statements, and other financial information appearing elsewhere in this document

Overview

Elite Information Group, Inc. (“Elite” or the “Company”) is the parent company to Elite Information Systems, Inc. (“EIS”), and Law Manager, Inc. (“LMI”). EIS is an international provider of a comprehensive suite of business software to professional services firms. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, advertising, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as large corporate legal departments and government agencies. EIS’ software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available as hosted solutions (“Elite Online Solutions”) where EIS maintains hardware, software and database support that is accessed remotely by the customer. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of implementation services to law firms, large corporate legal departments and government agencies.

Note of Caution Regarding Forward-Looking Statements

This report on Form 10-K contains certain statements that are, or may be, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that represent the Company’s expectations or beliefs concerning future events, including the Company’s future product initiatives, sales and financial performance. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements are about matters that are inherently subject to risks and uncertainties. Factors that could influence the matters discussed in, and cause actual results to vary materially from any results expressed or implied by, such forward-looking statements include, but are not limited to, those discussed in the section entitled “Risks and Uncertainties” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. There can be no assurance that such future events or results will be achieved, and actual results could differ materially. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Elite’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The presentation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management believes the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements relate to revenue recognition, allowance for uncollectible receivables and realizability of long-lived assets. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Company’s Audit Committee. See the accompanying Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Our specific revenue recognition policies are as follows:

Our software license arrangements generally include consulting implementation services and usually do not qualify for separate accounting of the license and service transactions. Accordingly, as permitted by SOP 97-2, we utilize contract accounting for these arrangements in accordance with the relevant guidance of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Research Bulletin No. 45 “Long-Term Construction Type Contracts”. Therefore, license revenue is typically recognized together with the consulting services based on contract accounting using the percentage-of-completion method of accounting. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where the license payment is tied to the performance of implementation services; or (3) where services include significant modification or customization of the software.

The Company estimates the percentage of completion on contracts utilizing labor hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the total contract amount for new contracts until contract completion and the final billed amounts have been collected. If total cost estimates exceed revenues, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including software performance, utilization and efficiency variances and specification and testing requirement changes. Revenue from the licensing of software and the sale of hardware products having no significant ongoing obligations is generally recognized upon delivery of the product provided collection of the resulting receivable is probable. Maintenance revenue is recognized over the contract term.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts based on an estimate of losses expected to result from the inability of its customers to make required payments. If the financial condition of Elite’s customers were to deteriorate, resulting in a greater than expected aggregate impairment of their ability to make payments, additional allowances may be required. The Company’s software products and their related implementation services are complex and receivable reserves are necessary in the event of disputed customer billings.

Realizability of Long-Lived Assets

The Company monitors conditions that may affect the carrying value of its property and equipment, software costs and intangible assets. When conditions indicate potential impairment of such assets, the Company undertakes necessary market and technology studies and evaluates projected future earnings associated with these assets. Future adverse changes in market or technological conditions or poor operating results could result in losses or an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, the Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company’s two reportable segments are the businesses of its operating subsidiaries, EIS and LMI. EIS customers are primarily comprised of law firms and other professional services firms. LMI customers primarily include large corporate legal departments and government agencies. See operating results by segment in Note 3 of Notes to the Consolidated Financial Statements.

Significant Transactions

The following is a brief summary of the significant transactions that have had a material effect on the Company’s historical operating results and financial condition. See Note 2 of Notes to Consolidated Financial Statements, included herein, for additional discussion related to such transactions.

Acquisitions

On July 11, 2000, the Company acquired all of the outstanding capital stock of LMI. In each of July 2002 and 2001, the Company paid an additional $1.3 million to the sellers of LMI pursuant to the terms of the LMI purchase agreement, which was recorded as additional purchase price, bringing total consideration paid for this business to approximately $16.3 million, including acquisition costs. An aggregate of $1.3 million of additional purchase price may be payable during 2003 on the anniversary date of the acquisition, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves.

Disposition

In May 1999, the Company sold its Customer Relationship Management business (“CRM”), based in Charlotte, North Carolina, to Science Applications International Corporation (“SAIC”). During the quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition. During the year ended December 31, 2001, the Company recorded a gain of $271,000, net of income taxes, related to the sale of this discontinued operation.

Results of Operations

2002 Compared to 2001

The Company’s revenue before expense reimbursements for the year ended December 31, 2002 totaled $77.7 million, which was up 13% from the $68.8 million reported in the previous year. Elite’s revenue growth for 2002 compared to 2001 was due mainly to higher EIS consulting services billings, increased maintenance support revenue reflecting its growing customer base and higher revenue for LMI. EIS revenue before expense reimbursements for the year ended December 31, 2002 totaled $68.5 million, an 11% increase compared to 2001. During 2002, contract signings for EIS included substantially higher follow-on sales to its existing customer base. Such sales tend to include a lower software content compared to sales to new customers. As a result, EIS experienced a shift in sales mix towards a higher proportion of services content, resulting in lower software license revenue compared to 2001. LMI revenue before expense reimbursements for the year ended December 31, 2002 totaled $9.2 million, up 34% from 2001, supported by the growth in its consulting and implementation services backlog.

The Company’s consolidated backlog of unearned revenue from signed customer orders totaled $34.0 million at December 31, 2002, compared to $25.5 million at December 31, 2001.

Gross profit for the year ended December 31, 2002, was $40.4 million (or 52.0% of revenue before expense reimbursements) versus $34.4 million (or 50.1% of revenue before expense reimbursements) for the previous year. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors. The Company’s higher gross profit percentage compared to the prior year reflected a lower level of software vendor royalty costs, along with a reduced level of expenses incurred for outside contractor implementation services for EIS during 2002. The gross profit percentage for 2002 was also higher compared to 2001 due to the reclassification of certain personnel and their related costs to research and development or general and administrative categories from cost of revenue. The increase in the Company’s gross profit percentage was partially offset by the effect of a shift in sales mix, which contributed to a higher level of lower margin services revenue than software licensing revenue at EIS, as well as a higher level of expenses incurred for outside contractor implementation services for LMI during 2002.

Research and development (“R&D”) expenses for the year ended December 31, 2002 of $10.4 million (or 12.6% of total revenue) increased from $6.7 million (or 9.2% of total revenue) in 2001. The Company capitalizes certain software development costs incurred subsequent to achieving technological feasibility and prior to when the product is available for general release to customers as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” The Company capitalized approximately $275,000 of external software development costs during the year ended December 31, 2002. The Company’s capitalized software development costs for the year ended December 31, 2001 amounted to $1.2 million. Including capitalized costs, R&D expenses for the year ended December 31, 2001 represented 10.8% of total revenue.

Research and development expenses consist primarily of salaries and expenses of the Company’s research and development personnel and outside consultants. The increase in R&D spending for 2002 was due primarily to costs for the further enhancement of Elite’s existing product lines, combined with the development of new products designed to broaden the Company’s product suite to meet the needs of the professional services markets. R&D expenses for 2002 were also higher compared to 2001 due to the reclassification of certain personnel and related costs previously included in cost of revenue. The Company is committed to maintaining strong research and development efforts so it can continue to provide innovative software solutions as the needs of its customer base and target markets change.

Sales and marketing expenses for the year ended December 31, 2002 of $14.6 million (or 17.8% of total revenue) were up from $12.0 million (or 16.5% of total revenue) in the previous year. Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expense. The increase in expense for the year was primarily a reflection of higher sales personnel costs, along with increased marketing and advertising expenses, due in part to promotion of the Company’s new products.

General and administrative (“G&A”) expenses of $8.8 million (or 10.7% of total revenue) for year ended December 31, 2002 were up from $7.5 million (or 10.3% of total revenue) in the previous year. G&A expenses consist mainly of salaries of corporate executive, legal, financial, information systems and human resources personnel, as well as professional fees and insurance costs. G&A expenses for 2002 were higher compared to 2001 due mainly to increased payroll costs and other administrative expenses required to support the Company’s revenue growth, along with the reclassification of certain personnel and related costs previously included in cost of revenue.

Amortization expense for goodwill and other acquired intangibles for the year ended December 31, 2002 decreased to $760,000 (or 1.0% of total revenue) from $2.1 million (or 2.9% of total revenue) in the previous year. The lower amortization expense for 2002 reflected the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, at which time the Company ceased to amortize goodwill.

The Company reported net interest income of $393,000 for the year ended December 31, 2002. Interest income for the year ended 2001 totaled $823,000. The reduced interest income in the current year primarily reflected lower interest rates on the balances available for investment.

The Company’s income tax provision for the year ended December 31, 2002 was $1.8 million (or 29.1% of pre-tax income), compared to $2.4 million (or 34.9% of pre-tax income) for the year ended December 31, 2001. The Company’s lower tax provision for 2002 primarily reflected a benefit from research and experimentation tax credits.

2001 Compared to 2000

The Company’s revenue before expense reimbursements for the year ended December 31, 2001 increased 31% or $16.4 million to $68.8 million from $52.3 million for the previous year ended December 31, 2000. Elite’s revenue growth before expense reimbursements for 2001 compared to 2000 was due mainly to higher software license and implementation services revenues related to improved new contract sales levels, along with rising maintenance support revenue reflecting the Company’s expanding customer base.

The Company’s revenue growth was consistent with its higher backlog of signed customer orders. Backlog of new customer orders for EIS at the beginning of 2001 totaled $15.9 million compared to $11.6 million at the start of 2000. Backlog of new customer orders at December 31, 2001 for EIS totaled $18.4 million. Including the backlog of sales to existing EIS customers and LMI business, the Company’s consolidated backlog at December 31, 2001 totaled $25.5 million.

Gross profit increased to $34.4 million (or 50.1% of revenue before expense reimbursements) in 2001 compared to $23.0 million (or 44.0% of revenue before expense reimbursements) in 2000. The Company’s cost of revenue consists primarily of expenses for deployable resources such as implementation personnel and contract labor, salaries and related expenses for the Company’s customer support department, and amounts paid to third party software vendors. The Company’s improved gross profit percentage compared to the prior year mainly reflected the larger proportion of higher margin license revenues and a lower level of software vendor royalty costs.

Research and development expenses increased $577,000 in 2001 to $6.7 million (or 9.2% of total revenue) from $6.1 million (or 11.1% of total revenue) in 2000. Research and development expenses consist primarily of salaries and expenses of the Company’s research and development personnel and outside consultants. The higher expenses in 2001 reflected costs for work to design and develop certain products to support the Company’s expansion into new Professional Services Automation markets, partially offset by reduced expenses for the Company’s Internet-based time and billing service. Total research and development expenses were reduced by internally developed software costs that were capitalized totaling approximately $1.2 million for the year. No software development costs were capitalized in 2000.

During 2001, development efforts included a focus on the following new Elite products: Apex, Encompass, Project Portal and Resource Manager. Elite Apex, which became available in late 2001, is a firm-wide relationship management tool with advanced marketing automation capabilities. Elite Encompass, which became available in January 2002, provides advanced document management capability in a collaborative portal platform. Project Portal and Resource Manager are new applications that help professional service firms increase utilization of professional staff through better allocation of human resources and sophisticated project management that integrates with Elite’s billing and financial tools. Project Portal and Resource Manager became available for sale during 2002.

Sales and marketing expenses increased $1.7 million in 2001 to $12.0 million (or 16.5% of total revenue) from $10.3 million (or 18.7% of total revenue) in 2000. Sales and marketing expenses consist primarily of salaries, commissions, travel, advertising and promotional expenses. The expense increase for 2001 was due primarily to higher sales compensation costs related to the Company’s higher sales volume combined with added marketing and advertising costs related to the roll out of new products during the fourth quarter of 2001. Sales and marketing expenses have decreased as a percentage of net revenue primarily due to reduced expenses for the Company’s Internet-based time and billing service.

General and administrative expenses increased $1 million in 2001 to $7.5 million (or 10.3% of total revenue) compared to $6.5 million (or 11.7% of total revenue) in 2000. General and administrative expenses consist primarily of salaries of corporate executive, legal, financial and human resources personnel, as well as professional fees and insurance costs. The increase in general and administrative expenses was due largely to higher costs to support sales growth at EIS, along with the incremental costs for LMI.

Amortization of goodwill and other intangibles was higher primarily because 2001 reflected a full year’s amortization of costs associated with the LMI acquisition. As part of the LMI acquisition, the Company recorded a $1 million charge in the third quarter of 2000 to write-off the estimated value of LMI’s in-process research and development.

Net interest income decreased $775,000 in 2001 to $823,000 compared to $1.6 million in 2000. The reduced interest income in 2001 reflected the Company’s lower average cash balances available for investment during the year, combined with the impact of lower interest rates.

The Company’s pre-tax income for 2001 reflected the higher net revenues, combined with substantially lower net expenses related to Elite’s Internet-based time and billing service compared to prior year. Due primarily to a reduced cost structure, the net operating loss for this operation was $678,000 in 2001 compared to $4.5 million in 2000.

During 2001, the Company adjusted the estimated gain recognized in 1999 on the sale of its CRM business. The adjustment, resulting in additional gain on sale of discontinued operations amounting to $271,000 after tax, arose after resolution of matters associated with the sale. This gain is reflected as a gain on sale of discontinued operations on the Company’s Consolidated Statement of Operations for 2001.

Liquidity and Capital Resources

The Company’s cash and cash equivalents along with short-term investments totaled $24.7 million at December 31, 2002 compared to $24.7 million at December 31, 2001. Working capital at December 31, 2002 was $24.6 million compared to $22.1 million at December 31, 2001. Elite’s positive cash flow from operations for 2002 was offset by amounts paid during the year to repurchase the Company’s stock, amounts paid under the LMI purchase agreement and cash used to acquire capital equipment and software.

Net cash provided by operating activities for the year ended December 31, 2002 was $4.9 million compared to $5.3 million for the previous year. This decrease was primarily attributable to various working capital components, such as higher accounts receivable and lower accounts payable. Net cash flows used by investing activities were up significantly to $10.5 million for the year ended December 31, 2002 compared to $5.6 million for the previous year as a result of cash used to purchase short-term investments, partially offset by a lower amount paid in 2002 under terms of the LMI purchase agreement. Net cash used in financing activities was $2.1 million for the year ended December 31, 2002 compared to net cash provided by financing activities of $211,000 for the previous year, reflecting $3 million of cash used in 2002 to repurchase the Company’s stock under its stock buy-back program.

At December 31, 2001, the Company had cash and cash equivalents of approximately $24.7 million and working capital of approximately $22.1 million. Cash and cash equivalents at December 31, 2000 totaled $24.8 million and working capital was $17.5 million. During 2001, positive cash flow from operations of $5.3 million was offset by additional payments under the LMI purchase agreement, along with investments in software development and capital expenditures.

On June 26, 2002, the Company entered into a two-year, $10 million revolving credit agreement, as amended, with Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.). No borrowings were outstanding under the credit facility at December 31, 2002. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is collateralized by substantially all of the Company’s tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of December 31, 2002, the Company was in compliance with all covenants of its credit agreement. The credit facility expires in May 2004.

Management believes that the Company’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet the Company’s cash requirements for the foreseeable future.

See contractual commitments associated with operating leases in Note 12 to the Consolidated Financial Statements.

Risks and Uncertainties

Concentration of Revenue Sources

The business and organizational characteristics of the Company’s customer base may vary significantly from period to period and may cause fluctuations in the size and timing of revenue.

The majority of the Company’s revenue is concentrated in the legal services industry. However, no single customer accounted for 10% or more of consolidated net revenue as of December 31, 2002.

Fluctuations in Operating Results

The Company’s personnel and other operating expenses are based in part on its expectations for work efforts needed to generate future revenue and are relatively fixed in the short-term. If the Company is unable to generate significant new engagements, or if there is any delay or cancellation of engagements in a particular period, there could be a material adverse effect on the Company’s consolidated results of operations and financial condition.

The Company’s revenues depend, to a considerable degree, on the ability of its implementation personnel to travel to customer sites to perform work. Significant disruptions of air travel (which could be more likely in the event of war, increased terrorist activity or continued deterioration in the financial condition of the airline industry) may impair the Company’s ability to service current contracts. Additionally, the Company’s implementation personnel require significant advanced training prior to servicing customers. Therefore, the Company could face the short-term risk of having a shortage of experienced implementation personnel capable of generating revenues in the event of a rapid ramp up in new customer orders.

Management believes that the Company could experience significant fluctuations in future operating results caused by several factors, including the following: the length of the sales cycle; the size and timing of customer engagements; the amount of revenue that may be recognized by the Company considering customer project delays, disputes or cancellations; the profitability of the Company’s sales mix, including the proportion of software licenses to services; unforeseen changes in the Company’s markets; continued acceptance of the Company’s existing services and products in the Company’s existing markets and the acceptance of these services and products in new markets; the ability to timely complete the development of new products and services at reasonable cost; customer acceptance of new products and services; technological changes in computer systems and environments; changes in the Company’s or its competitors’ pricing policies; and general changes in the economy.

As a result of all of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, changes in these factors could cause our future results to differ materially from any results expressed or implied by any forward-looking statements we make. See the section entitled “Note of Caution Regarding Forward-Looking Statements” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exchange Rate Fluctuations

The Company’s assets are primarily located in North America. The Company’s revenue is principally generated in North America, however, for the years ended December 31, 2002, 2001and 2000, the Company’s revenue before expense reimbursements generated outside the United States represented 15%, 12% and 14% of consolidated revenue before expense reimbursements, respectively. For those same periods, revenue generated in the United Kingdom and Europe represented approximately 11%, 9% and 11% of consolidated revenue before expense reimbursements, respectively. Since certain of the Company’s contracts with non-U.S. customers denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company’s contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant.

Euro Currency

In January 1999, a new currency called the ECU or the “euro” was introduced in certain Economic and Monetary Union countries. The Company currently offers software products that are designed to be multi-currency enabled to accommodate required euro currency changes. Currently, the Company is unaware of any material issues with the multi-currency functionality of its products.

New Accounting Pronouncements

In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred.” This pronouncement requires that reimbursements received from customers for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company has classified reimbursable expenses billed to clients as revenue, which are offset by a corresponding charge to cost of revenue, for all periods presented. This change in classification had no effect on current or previously reported net income (loss) or net income (loss) per share.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards.

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

The Company adopted SFAS No. 142 and SFAS No. 144 on January 1, 2002. The adoption of these statements did not have a material adverse impact on the Company’s consolidated results of operations, financial condition and cash flows. See Note 7 in the notes to the financial statements.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company’s adoption of this statement in 2002 did not have a material impact on the Company’s financial reporting.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk

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

The Company has limited exposure to market risk for changes in interest rates related to the Company’s cash and cash equivalents and short-term investments. The Company maintains an investment policy designed to ensure the safety and preservation of its cash and cash equivalents and short-term investments by limiting default risk and market risk by depositing its cash and cash equivalents and short-term investments with major financial institutions in high-quality instruments.

Item 8. Financial Statements and Supplementary Data

Elite Information Group, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

Revenues:
Revenue before expense reimbursements	$77,671	$68,762	$52,332
Expense reimbursements	4,341	3,860	3,091

Total Revenue	82,012	72,622	55,423
Cost of Revenue:
Cost of revenue before reimbursable expenses	37,264	34,318	29,292
Reimbursable expenses	4,341	3,860	3,091

Total cost of revenue	41,605	38,178	32,383
Gross profit	40,407	34,444	23,040
Operating expenses:
Research and development	10,355	6,710	6,133
Sales and marketing	14,586	12,025	10,343
General and administrative	8,795	7,473	6,491
Amortization of goodwill and other acquired intangibles	760	2,132	1,474
Write-off of in-process research and development	—	—	1,000

Total operating expenses	34,496	28,340	25,441

Operating income (loss)	5,911	6,104	(2,401)
Interest income, net	393	823	1,598

Income (loss) from continuing operations before income taxes	6,304	6,927	(803)
Income tax benefit (provision) for continuing operations	(1,834)	(2,420)	671

Income (loss) from continuing operations	4,470	4,507	(132)

Discontinued Operations:
Gain on sale of discontinued operations, net of income tax	—	271	—

Net income (loss)	$4,470	$4,778	$(132)

Net income (loss) per share – continuing operations
Basic	$0.55	$0.56	$(0.02)
Diluted	$0.53	$0.55	$(0.02)
Net income per share - gain on sale of discontinued operations
Basic	—	$0.03	—
Diluted	—	$0.03	—
Net income (loss) per share
Basic	$0.55	$0.59	$(0.02)
Diluted	$0.53	$0.58	$(0.02)
Weighted average shares outstanding
Basic	8,109	8,074	8,492
Diluted	8,500	8,236	8,492

The accompanying notes are an integral part of these consolidated financial statements.

Elite Information Group, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$16,963	$24,699
Short-term investments	7,732	—
Receivables	29,989	22,601
Deferred income taxes	2,330	3,612
Other current assets	1,779	1,235

Total current assets	58,793	52,147
Property and equipment, net	2,038	2,219
Software costs, net	1,631	1,827
Goodwill, net	9,349	7,965
Intangible assets, net	2,888	3,654
Other assets	81	87

	$74,780	$67,899

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,819	$3,874
Accrued compensation	5,049	4,170
Other current liabilities	2,789	3,556
Deferred revenue and customer deposits	21,470	17,031
Income taxes payable	2,055	1,401

Total current liabilities	34,182	30,032

Deferred income taxes	—	246

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; Authorized 20,000,000 shares; Issued 9,492,789 and 9,458,052 shares, respectively	95	95
Paid-in capital	40,060	39,387
Treasury stock, at cost, 1,654,836 and 1,329,819 shares, respectively	(9,011)	(6,496)
Accumulated earnings	9,105	4,635
Accumulated other comprehensive income	349	—

Total stockholders’ equity	40,598	37,621

	$74,780	$67,899

The accompanying notes are an integral part of these consolidated financial statements.

Elite Information Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$4,470	$4,778	$(132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,516	3,687	2,819
Write-off of in-process research and development	—	—	1,000
Gain on sale of discontinued operations	—	(271)	—
Deferred income taxes	1,036	(562)	(287)
Tax benefit from exercise of stock options	287	—	—
Changes in assets and liabilities, excluding effects of acquired business:
Receivables	(7,387)	(6,917)	9,816
Accounts payable	(1,055)	322	(1,747)
Accrued compensation	879	1,146	46
Other accrued liabilities	(767)	(279)	(1,636)
Deferred revenue and customer deposits	4,439	2,461	(2,693)
Income taxes	654	1,300	(414)
Other, net	(191)	(352)	223

Net cash provided by operating activities	4,881	5,313	6,995

Cash flows from investing activities:
Purchase of investments	(7,732)	—	—
Purchase of Law Manager, Inc.	(1,384)	(3,532)	(9,699)
Purchase of property and equipment	(914)	(884)	(626)
Investment in software costs	(458)	(1,196)	(936)

Net cash used by investing activities	(10,488)	(5,612)	(11,261)

Cash flows from financing activities:
Purchase of treasury stock	(2,997)	(352)	(2,498)
Proceeds from issuance of common stock	868	563	399

Net cash provided (used) by financing activities	(2,129)	211	(2,099)

Net decrease in cash and cash equivalents	(7,736)	(88)	(6,365)
Cash and cash equivalents, beginning of year	24,699	24,787	31,152

Cash and cash equivalents, end of year	$16,963	$24,699	$24,787

The accompanying notes are an integral part of these consolidated financial statements.

Elite Information Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

							Accumulated
							Other
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive
	Shares	Par Value	Capital	Earnings (Deficit)	Shares	Cost	Income	Total

Balance, December 31, 1999	9,355,373	$94	$39,384	$(11)	(950,743)	$(4,604)		$34,863
Purchase of treasury stock					(506,100)	(2,498)		(2,498)
Issuance of common shares pursuant to option and employee purchase plans	59,750		(58)		94,567	457		399
Comprehensive loss				(132)				(132)

Balance, December 31, 2000	9,415,123	$94	$39,326	$(143)	(1,362,276)	$(6,645)		$32,632
Purchase of treasury stock					(70,200)	(352)		(352)
Issuance of common shares pursuant to option and employee purchase plans	42,929	1	61		102,657	501		563
Comprehensive income				4,778				4,778

Balance, December 31, 2001	9,458,052	$95	$39,387	$4,635	(1,329,819)	$(6,496)		$37,621
Purchase of treasury stock					(421,300)	(2,997)		(2,997)
Issuance of common shares pursuant to option and employee purchase plans	34,737		386		96,283	482		868
Tax benefit from exercise of stock options			287					287
Comprehensive income				4,470			349	4,819

Balance, December 31, 2002	9,492,789	$95	$40,060	$9,105	(1,654,836)	$(9,011)	$349	$40,598

The accompanying notes are an integral part of these consolidated financial statements.

Elite Information Group, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - Nature of Business, Certain Significant Estimates and Summary of Significant Accounting Policies

Elite Information Group, Inc. (“Elite” or the “Company”) is the parent company to Elite Information Systems, Inc. (“EIS”) and Law Manager, Inc. (“LMI”). EIS is an international provider of a comprehensive suite of business software for professional services firms. The Company’s customers include legal and other professional services organizations of all sizes such as accounting, consulting, advertising, public relations, financial services, actuarial, software, security, insurance, market research and systems integration firms, as well as corporate law departments and government agencies. EIS’ software products are often sold with related services to aid the customer in implementation, data conversion and user training efforts. The Company’s products can be licensed outright and installed onsite at the customer’s location or are available through an ASP hosting solution (“Elite Online Solutions”) where EIS maintains hardware, software and database support that is accessed remotely by the customer. LMI provides software products including advanced case management, calendar and docketing, records management and resource management, as well as a full range of implementation services to large corporate legal departments and government agencies.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates affecting the Company’s financial statements relate to revenue recognition, allowance for uncollectible receivables, realizability of long-lived assets, and useful lives used in depreciating property and equipment and amortizing capitalized software costs and intangible assets.

The significant accounting policies used in the preparation of the accompanying financial statements are as follows:

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued operations: In May 1999, the Company completed the sale of its Customer Relationship Management (“CRM”) business (see Note 13). Operating results for CRM are classified as discontinued operations in the Company’s consolidated statements of operations and prior periods have been restated accordingly.

Revenue recognition: The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Our software license arrangements generally include consulting implementation services and usually do not qualify for separate accounting of the license and service transactions. Accordingly, as permitted by SOP 97-2, the Company utilizes contract accounting for these arrangements in accordance with the relevant guidance of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and Accounting Research Bulletin No. 45 “Long-Term Construction Type Contracts”. Therefore, license revenue is typically recognized together with the consulting services based on contract accounting using the percentage-of-completion method of accounting. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where the license payment is tied to the performance of implementation services; or (3), where services include significant modification or customization of the software.

The Company estimates the percentage of completion on contracts utilizing labor hours incurred to date as a percentage of total estimated hours to complete the project. The Company recognizes no more than 90% of the total contract amount for new contracts until contract completion and the final billed amounts have been collected. If total cost estimates exceed revenues, we accrue for the estimated losses immediately. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including software performance, utilization and efficiency variances and specification and testing requirement changes. Revenue from the licensing of software and the sale of hardware products having no significant ongoing obligations is generally recognized upon delivery of the product provided collection of the resulting receivable is probable. Maintenance revenue is recognized over the contract term.

The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-Of-Pocket” Expenses Incurred,” the Company classifies reimbursable expenses billed to clients as revenue.

Cash equivalents: Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

Short-Term Investments: Short-term investments are comprised primarily of investments in municipal bonds. These investments are classified as available-for-sale and are reported at fair value. Unrealized gains and losses have not been material to the Company’s consolidated financial statements.

Property and equipment: Property and equipment are recorded at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the lesser of their estimated useful lives, generally ten years, or the remaining terms of the leases.

Software costs: The Company has capitalized certain software development costs that are incurred after the establishment of technological feasibility and prior to the availability of the software for general release in accordance with Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company also capitalizes qualifying software costs in accordance with Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized using the straight-line method over the estimated economic life of the products, up to a maximum of six years.

Intangible assets and Goodwill: Effective January 1, 2002 goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “ Goodwill and Other Intangible Assets” (See Note 7). Other intangible assets are amortized using the straight-line method over the useful lives of the assets, which range from two to ten years.

Impairment of long-lived assets: The Company monitors conditions that may affect the carrying value of its property and equipment, software costs and intangible assets. When conditions indicate potential impairment of such assets, the Company undertakes necessary market and technology studies and evaluates projected future earnings associated with these assets. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, an impairment loss is recognized. The amount of impairment loss recognized would be the excess of the asset carrying value over its fair value.

Stock-based compensation: At December 31, 2002, the Company had two stock option plans, which are more fully discussed in Note 11. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees and Related Interpretations” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition provisions are effective for fiscal years ending after December 15, 2002. The Company’s adoption of this statement in 2002 did not have a material impact on the Company’s financial reporting.

Pursuant to the requirements of SFAS No. 123 and SFAS No. 148, the following disclosures are presented to reflect the Company’s pro forma net income (loss) and net income (loss) per share, as if the Company had elected to use the fair value method of accounting prescribed by SFAS No. 123, rather than continuing to apply the provisions of APB 25. In preparing these disclosures, the Company has determined the value of all options granted during 2002, 2001, and 2000 using the Black-Scholes option-pricing model, based on an assumed dividend yield rate of zero percent, a weighted average risk free rate of 2.7% for 2002, 4.3% for 2001 and 6.6% for 2000, stock volatility of 69% for 2002, 64% for 2001 and 60% for 2000, and weighted average expected lives of approximately 3 to 9 years, depending on the grant date. The weighted average fair value of options on the date of grant for 2002, 2001 and 2000 was $4.63, $3.76 and $3.57, respectively. Had compensation expense been determined consistent with SFAS No. 123, utilizing these assumptions, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Year Ended December 31,

(in thousands, except per share amounts)	2002	2001		2000

Net income (loss), as reported	$4,470	$4,778		$(132)
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(980)	(875)		(555)

Proforma net income (loss)	$3,490	$3,903	*	$(687)*

Net income (loss) per share:
Basic – as reported	$0.55	$0.59		$(0.02)
Basic – pro forma	$0.43	$0.48		$(0.08)
Diluted – as reported	$0.53	$0.58		$(0.02)
Diluted – pro forma	$0.41	$0.47	*	$(0.08)*

*	Proforma net income (loss) and net income (loss) per diluted share for the years ended December 31, 2001 and 2000 have been revised from amounts previously reported of $4,568,000 and $0.55 for 2001 and $(599,000) and $(0.07) for 2000, respectively, to include proforma expense, net of tax, associated with stock-based employee options granted in periods prior to the years reported.

Advertising Costs: Advertising and promotional costs are charged to expense as incurred. Advertising and promotional expenses from continuing operations approximated $2.5 million, $1.9 million and $2.4 million during 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments: The fair value of the Company’s financial instruments, such as cash and cash equivalents, short-term investments, receivables and payables approximate the carrying value of such instruments at December 31, 2002.

Foreign Currency Translation: Assets and liabilities of the Company’s foreign operations are translated from the local currency to U.S. dollars at period-end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. The functional currency of the Company’s foreign operations is the respective local currency. Translation adjustments are recorded in Accumulated Other Comprehensive Income, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant.

Comprehensive Income (Loss): Comprehensive income as defined by SFAS No. 130, “Reporting Comprehensive Income,” includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. The Company’s comprehensive income is comprised of net income (loss) and foreign currency translation adjustments. Such items are included in the consolidated statements of stockholders’ equity.

Income (loss) per share: The Company computes earnings per share in accordance with SFAS No. 128 “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding, combined with any outstanding common stock equivalents (principally stock options) required to be included under the “treasury stock” method. For the year ended December 31, 2000 there was no difference between the basic and diluted number of common shares outstanding because the Company reported a net loss for the year and the effect of the assumed exercise of common stock equivalents would have been anti-dilutive. Options with exercise prices greater than the average market price of common shares (or “anti-dilutive options”), which were not included in the computation of diluted earnings per share, were 310,843 and 1,035,378 for the years ended December 31, 2002 and 2001, respectively. The weighted average exercise price of these options was $12.66 for 2002 and $7.82 for 2001. The following is a reconciliation of the denominator for the basic and diluted earnings per share (“EPS”) computation:

	For the Years Ended December 31,

	2002	2001	2000
(in thousands)
Weighted average shares outstanding
Basic	8,109	8,074	8,492

Effect of dilutive securities:
Options and employee stock purchase plan	391	162	—

Diluted	8,500	8,236	8,492

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements: In November 2001, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14 regarding “Income Statement Characterization of Reimbursements Received for ‘Out-Of-Pocket’ Expenses Incurred.” This pronouncement requires that reimbursements received from customers for out-of-pocket expenses incurred be characterized as revenue in the Company’s statement of operations. The Company incurs incidental expenses in the delivery of services to its clients that are commonly referred to as “out-of-pocket” expenses. These expenses include, but are not limited to, travel and related charges. Accordingly, the Company has classified reimbursable expenses billed to clients as revenue, which are offset by a corresponding charge to cost of revenue, for all periods presented. This change in classification had no effect on current or previously reported net income (loss) or net income (loss) per share.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which establishes new standards for accounting and reporting requirements for business combinations and requires that the “purchase” method of accounting be used for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets,” which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards. In accordance with adoption of SFAS No.142, on January 1, 2002, the Company ceased to amortize goodwill. In addition, the Company completed an impairment assessment of goodwill upon implementation of SFAS No. 142 and no impairment was indicated. Following is a reconciliation of the reported net income (loss) and net income (loss) per share for the years ended December 31, 2001 and 2000 on a pro forma basis to exclude charges for goodwill amortization:

	For the Years Ended December 31,

	2001	2000
(in thousands, except per share amounts)
Net income:
Reported net income (loss)	$4,778	$(132)
Add back: Goodwill amortization	893	536

Adjusted net income	$5,671	$404
Basic earnings per share:
Reported net income (loss) per share	$0.59	$(0.02)
Add back: Goodwill amortization	$0.11	$0.06

Adjusted net income per share	$0.70	$0.04
Diluted earnings per share:
Reported net income (loss) per share	$0.58	$(0.02)
Add back: Goodwill amortization	$0.11	$0.06

Adjusted net income per share	$0.69	$0.04

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

The Company adopted SFAS No. 142 and SFAS No. 144 on January 1, 2002. The adoption of these statements did not have a material adverse impact on the Company’s consolidated results of operations, financial condition and cash flows. (See Note 7).

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

NOTE 2 - Significant Transactions

On July 11, 2000, the Company acquired all of the outstanding capital stock of LMI. In each of July 2002 and 2001, the Company paid an additional $1.3 million to the sellers of LMI pursuant to the terms of the LMI purchase agreement, which was recorded as additional purchase price, bringing total consideration paid for this business to approximately $16.3 million, including acquisition costs. An aggregate of $1.3 million of additional purchase price may be payable during 2003 on the anniversary date of the acquisition, subject to certain conditions. The consideration paid to date by the Company was funded by its existing cash reserves. The acquisition was accounted for using the purchase method and the results of LMI’s operations have been combined with those of the Company since July 11, 2000. The purchase price was allocated to the assets acquired (including $1.7 million in cash acquired) and liabilities assumed based on their estimated fair values. The excess of the purchase price over the net assets acquired, goodwill (inclusive of amounts previously classified as assembled workforce), approximates $8 million, net of amortization at December 31, 2002. In connection with this acquisition, a non-cash charge of $1 million for purchased in-process research and development was included in the Company’s results of operations for 2000. This charge represented the fair value of certain acquired research and development projects that were determined to have not reached technological feasibility and had no alternative future use.

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the LMI acquisition had been completed as of the beginning of the periods presented. The pro forma amounts exclude the $1 million in-process research and development charge.

	2000	1999
(in thousands, except per share data)
Revenue before expense reimbursements	$55,475	$65,397
Income from continuing operations	$1,111	$4,145
Net income	$1,111	$8,682
Net income per share – continuing operations
Basic	$0.13	$0.50
Diluted	$0.13	$0.48
Net income per share
Basic	$0.13	$1.05
Diluted	$0.13	$1.01

In May 1999, the Company sold its CRM business, based in Charlotte, North Carolina, to Science Applications International Corporation (“SAIC”) (see Note 13). During the quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition.

NOTE 3 - Segment Information, Significant Customers and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company’s two reportable segments are the businesses of its operating subsidiaries, EIS and LMI. EIS customers are primarily comprised of law firms and other professional services firms. LMI customers primarily include large corporate legal departments and government agencies. The accounting policies of the segments are the same as those described in Note 1. The table below presents revenue, gross profit and total assets for these reportable segments for the periods presented:

	Year Ended December 31,

	2002	2001	2000
(in thousands)
Revenue before expense reimbursements:
EIS	$68,518	$61,914	$49,868
LMI	9,153	6,848	2,464

Total	$77,671	$68,762	$52,332

Gross profit
EIS	$36,777	$31,242	$21,708
LMI	3,630	3,202	1,332

Total	$40,407	$34,444	$23,040

Total Assets	EIS	LMI	Total
December 31, 2001	$53,956	$13,943	$67,899
December 31, 2002	$57,927	$16,853	$74,780

The Company evaluates performance of its segments based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). Management believes that EBITDA is a widely accepted indicator of operating performance. EBITDA is a non-GAAP disclosure but is presented for informational purposes and is reconciled to income (loss) from continuing operations before income taxes below. EBITDA as presented may not be comparable to similarly titled measures reported by other companies.

	Year Ended December 31,

	2002	2001	2000
(in thousands)
EBITDA
EIS	$7,401	$9,833	$982
LMI	1,026	(42)	(564)

Total	$8,427	$9,791	$418
Interest income, net	393	823	1,598
Depreciation and Amortization	(2,516)	(3,687)	(2,819)

Income (loss) from continuing operations before income taxes	$6,304	$6,927	$(803)

The business and organizational characteristics of the Company’s customer base may vary significantly from period to period and may cause fluctuations in the size and timing of revenue. The majority of the Company’s revenue is concentrated in the legal services industry. However, no single customer accounted for 10% or more of the Company’s total revenue as of December 31, 2002.

The Company’s assets are primarily located in North America. The Company’s revenue is principally generated in North America; however, for the years ending December 31, 2002, 2001 and 2000 the Company’s revenue before expense reimbursements generated outside the United States represented 15%, 12% and 14% of consolidated revenue before expense reimbursements, respectively. For those same periods, revenue before expense reimbursements generated in the United Kingdom and Europe represented approximately 11%, 9% and 11% of consolidated revenue before expense reimbursements, respectively. Since certain of the Company’s contracts with non-U.S. customers denominate the amount of payments to be received by the Company in local currencies, exchange rate fluctuations between such local currencies and the U.S. dollar will subject the Company to currency translation risks. Also, the Company may be subject to currency transaction risks when the Company’s contracts are denominated in a currency other than the currency in which the Company incurs expenses related to such contracts. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and are not significant.

NOTE 4 - Receivables

At December 31, 2002 and 2001 receivables consisted of the following:

	2002	2001
(in thousands)
Trade	$22,786	$18,766
Unbilled	7,433	5,738
Other	696	219

	30,915	24,723
Less - Allowance for doubtful accounts	(926)	(2,122)

	$29,989	$22,601

In addition to the allowance for doubtful accounts, the Company policy and practice has been to defer the recognition of 10% of revenue from new contracts until final completion of the contract and collection of the final billed amounts. The total amount of deferred revenue related to this policy was $2.7 million and $1.9 million at December 31, 2002 and 2001, respectively.

NOTE 5 - Property and Equipment

At December 31, 2002 and 2001 property and equipment consisted of the following:

	2002	2001
(in thousands)
Equipment	$5,576	$4,874
Furniture and fixtures	1,119	913
Leasehold improvements	829	922

	7,524	6,709
Less – Accumulated depreciation	(5,486)	(4,490)

	$2,038	$2,219

Depreciation expense was approximately $1.1 million, $1 million and $900,000 for 2002, 2001 and 2000, respectively.

NOTE 6 - Software Costs

During 2002 and 2001, the Company capitalized software development costs of approximately $275,000 and $1.2 million, respectively. The Company did not capitalize any software development costs in 2000 as no costs met the criteria for capitalization. Accumulated amortization for software costs was $7.0 million and $6.4 million at December 31, 2002 and 2001, respectively. Software amortization expense charged to continuing operations was approximately $650,000 in 2002 and approximately $500,000 in both 2001 and 2000.

NOTE 7 - Intangible Assets and Goodwill

At December 31, 2002 and 2001 intangible assets consisted of the following:

	2002			2001

	Gross	Accumulated	Net	Gross	Accumulated	Net
	Carrying Value	Amortization	Carrying Value	Carrying Value	Amortization	Carrying Value
(in thousands)
Amortized intangible assets:
Customer lists and maintenance contracts	$5,400	$(3,071)	$2,329	$5,400	$(2,532)	$2,868
Developed software acquired in acquisition	1,100	(541)	559	1,100	(321)	779
Other	34	(34)	—	34	(27)	7

Intangible assets	$6,534	$(3,646)	$2,888	$6,534	$(2,880)	$3,654

Goodwill	$16,674	$(7,325)	$9,349	$15,290	$(7,325)	$7,965

At December 31, 2002 and 2001, goodwill associated with the Company’s reporting units, EIS and LMI, totaled $1.3 million for EIS, and $8 million and $6.7 million for LMI, respectively.

Total intangible asset amortization expense from continuing operations was $766,000 for 2002, $2.1 million for 2001 and $1.3 million for 2000. Estimated amortization expense for the next five years is as follows:

(In thousands)
Years Ending December 31,
2003	$760
2004	$760
2005	$659
2006	$540
2007	$168

NOTE 8 - Bank and Credit Facility

On June 26, 2002, the Company entered into a two-year, $10 million revolving credit agreement, as amended, with Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.). No borrowings were outstanding under the credit facility at December 31, 2002. Borrowings under the credit facility will bear interest at the Company’s choice of an adjusted LIBOR or prime rate, as defined in the credit agreement. The credit facility is collateralized by substantially all of the Company’s tangible and intangible assets. Additionally, the credit agreement contains customary covenants that require compliance with certain financial ratios and targets, and restricts the incurrence of additional indebtedness, payment of dividends and acquisitions or dispositions of assets, among other things. As of December 31, 2002, the Company was in compliance with all covenants of its credit agreement. The credit facility expires in May 2004.

NOTE 9 - Employee Benefit Plans

The Company maintains a 401(k) retirement plan to which qualified employees may contribute from 1% to 15% of eligible annual compensation. The Company matches employee contributions at various rates based on years of service, up to a maximum of 75%, for contributions of up to 10% of each participant’s compensation for the plan year. Company contributions totaled approximately $600,000, $700,000 and $400,000 for 2002, 2001 and 2000, respectively.

The Company has an Employee Stock Purchase Plan under which substantially all employees can purchase up to an aggregate of one million shares of the Company’s common stock. The purchase price of the shares under the plan is 85% of the lesser of the fair value of the Company’s common stock at the beginning of each quarterly enrollment period or at the end of such enrollment period. Employees can designate up to 10% of their compensation to be withheld towards the purchase of stock under the plan, subject to certain limitations. The Company can provide shares under the plan from shares authorized and unissued or from shares acquired and held in treasury. The plan is effective for a five-year period with enrollment periods beginning every calendar quarter. The plan expires on June 30, 2005.

NOTE 10 - Income Taxes

The components of the provision (benefit) for income taxes from continuing operations for 2002, 2001 and 2000 consist of the following:

	2002	2001	2000
(in thousands)
Current provision (benefit):
Federal	$114	$2,368	$(627)
State	684	614	243

	798	2,982	(384)

Deferred provision (benefit):
Federal	1,856	(454)	(72)
State	(820)	(108)	(215)

	1,036	(562)	(287)

	$1,834	$2,420	$(671)

A reconciliation of income taxes computed at the statutory federal income tax rate to the recorded provision (benefit) for income taxes is as follows:

	2002	2001	2000
(in thousands)
Provision (benefit) for income taxes computed at the statutory federal rate	$2,140	$2,355	$(272)
State income taxes, net of federal income tax benefit	325	256	28
Non-deductible amortization of intangible assets	—	168	308
Adjustment to estimated income tax accruals	—	(154)	—
Research & experimentation (R&E) tax credits	(722)	—	(750)
Other, net	91	(205)	15

	$1,834	$2,420	$(671)

Deferred tax assets (liabilities) recognized in the Company’s balance sheet at December 31, 2002 and 2001 were as follows:

	2002	2001
(in thousands)
Deferred tax assets:
Asset allowances	$368	$843
Deferred revenue and other accruals	1,342	2,358
Net operating loss carry forwards	780	1,529
Compensation deductions	842	596
R & E credits and other carry forwards	1,047	—
Other deductions	248	290

Gross deferred tax assets	4,627	5,616

Less: valuation allowance	(780)	(1,529)

Deferred tax assets	3,847	4,087

Deferred tax liabilities, net:
Software costs and intangible assets	(274)	—
Other liabilities	(1,243)	(721)

	(1,517)	(721)

	$2,330	$3,366

Current deferred tax assets, net	$2,330	$3,612

Noncurrent deferred tax liabilities, net	—	$(246)

Cash paid for income taxes was approximately $1 million, $1.8 million and $900,000 for 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had approximately $11 million in state net operating loss (“NOL”) carry forwards and approximately $1 million in state Research & Experimentation credit carry forwards. A full valuation allowance has been recorded against the state NOLs based on management’s judgment as to current separate company income limitations. Management has evaluated the Company’s other deferred tax assets and believes that such assets will more likely than not be realized.

NOTE 11 - Stockholders’ Equity

The Company’s authorized capital stock consists of 20,000,000 shares of $.01 par value common stock and 2,000,000 shares of $.01 par value preferred stock. The preferred stock is issuable in one or more series with such rights, preferences and privileges, as the Company’s Board of Directors shall determine.

The Company has a shareholder rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $.01 per share, of the Company. The dividend was paid on April 26, 1999, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the “Preferred Stock”) at a price of $22.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of April 14, 1999, as the same may be amended from time to time, between the Company and EquiServe Trust Company, N.A., as Rights Agent.

Under the Company’s 1996 Stock Option Plan (the “1996 Plan”), as amended, the Company may issue stock options totaling up to 2,495,000 shares. Outstanding options under the 1996 Plan were 1,633,827 and 1,405,794 as of December 31, 2002 and 2001, respectively. The 1996 Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines the price, exercise date and term (not to exceed 10 years) of each option granted to employees. Options may be granted under the 1996 Plan at a price not less than 100% of the fair market value of the shares subject to options. In addition, the 1996 Plan provides for the grant of options to members of the Company’s Board of Directors.

At December 31, 2002, options for 98,999 shares of common stock were outstanding under the Company’s former Restated 1985 Incentive Stock Option Plan (the “1985 Plan”), which was terminated in June 1995. No additional options may be granted under this plan. The Compensation Committee of the Company’s Board of Directors administers the 1985 Plan. Options were granted under the 1985 Plan at a price not less than 100% of the fair market value of the shares subject to options. Options are exercisable in six equal annual installments beginning on the date of grant and expire ten years from the date of grant.

The following table sets forth the changes in the number of shares subject to options for the 1996 and 1985 Plans during 2002, 2001 and 2000:

			Weighted
	Number	Option Price	Average
	of shares	per Share ($)	Option price ($)

Outstanding at December 31, 1999	694,640	2.34 – 25.50	7.32
Granted	795,000	5.22 - 10.75	7.19
Exercised	(59,750)	2.34 – 3.34	2.37
Canceled or expired	(37,667)	2.34 - 18.00	8.44

Outstanding at December 31, 2000	1,392,223	2.34 - 25.50	7.33
Granted	252,000	5.00 – 8.75	6.60
Exercised	(42,929)	2.34 – 7.88	3.31
Canceled or expired	(96,501)	6.94 – 18.00	8.72

Outstanding at December 31, 2001	1,504,793	2.34 – 25.50	7.33
Granted	292,775	6.49 – 14.06	7.81
Exercised	(34,737)	2.34 – 11.00	5.72
Canceled or expired	(30,005)	5.22 – 12.85	8.50

Outstanding at December 31, 2002	1,732,826	2.34 – 25.50	7.40

Exercisable at December 31, 2002	1,084,528

The following table summarizes information regarding stock options outstanding and exercisable at December 31, 2002:

Options Outstanding					Options Exercisable

				Weighted-Average
Range of			Number	Remaining Life	Weighted-Average	Number	Weighted-Average
Exercise Prices			Outstanding	(Years)	Exercise Price	Outstanding	Exercise Price

$2.34	-	$5.00	166,667	6.19	$2.53	158,000	$2.39
$5.22	-	$9.50	1,260,826	7.68	$6.78	670,695	$6.77
$10.75	-	$14.06	249,499	4.29	$11.37	199,999	$11.14
$18.00	-	$18.00	50,834	2.37	$18.00	50,834	$18.00
$25.50	-	$25.50	5,000	2.55	$25.50	5,000	$25.50

$2.34	-	$25.50	1,732,826	7.02	$7.40	1,084,528	$7.52

During 1999, the Board of Directors of Elite.com, Elite’s Internet-based time and billing service, adopted the Elite.com 1999 Stock Option Plan. Under this Plan, an aggregate of 1,500,000 shares of Elite.com common stock were reserved for option grants to officers and key employees of Elite.com. As of December 31, 2000, 1,384,000 options were outstanding. During 2001, all outstanding options were exercised, canceled or terminated and the Elite.com 1999 Stock Option Plan was terminated by the Company’s Board of Directors. This transaction did not affect the Company’s consolidated results of operations.

As further discussed in Note 1, the Company has determined the fair value of all options granted during 2002, 2001, and 2000 using the Black-Scholes option-pricing model, based on an assumed dividend yield rate of zero percent, a weighted average risk free rate of 2.7% for 2002, 4.3% for 2001 and 6.6% for 2000, stock volatility of 69% for 2002, 64% for 2001 and 60% for 2000, and weighted average expected lives of approximately 3 to 9 years, depending on the grant date. The weighted average fair value of options on the date of grant for 2002, 2001 and 2000 was $4.63, $3.76 and $3.57, respectively.

In November 2001, the Company’s Board of Directors authorized a stock buy-back program to repurchase up to 500,000 shares of its common stock. No stock was repurchased under this program in 2001 and 421,300 shares for a total of approximately $3 million were repurchased under this program in 2002. The program expired in December 2002.

In November 2000, the Company’s Board of Directors authorized a stock buy-back program to repurchase up to one million shares of its common stock, which expired in November 2001. Under this program, the Company repurchased 70,200 shares of common stock during 2001 and repurchased 506,100 shares of common stock during 2000.

NOTE 12 - Commitments and Contingencies

Lease Commitments

The Company leases equipment and facilities under operating leases. Operating lease expense from continuing operations was $1.2 million, $1.1 million and $1.3 million for 2002, 2001 and 2000, respectively. At December 31, 2002, there was approximately $1.1 million of deferred lease incentive that will reduce the annual lease expense related to the Company’s office facilities through June 30, 2008. Future minimum lease payments under operating leases having an initial or remaining non-cancelable term in excess of one year are as follows:

Future Minimum
Lease Payments
(in thousands)
Years ending December 31:
2003	$1,119
2004	1,130
2005	1,134
2006	1,183
2007 & thereafter	1,737

$6,303

Legal Matters

The Company is exposed to certain asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of pending matters is not expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition and cash flows.

NOTE 13 - Discontinued Operations

In May 1999, the Company sold its CRM business, based in Charlotte, North Carolina, to SAIC. During the quarter ended June 30, 1999, the Company recorded a gain on sale of discontinued operations of $4.9 million, after an income tax provision of $2.9 million, related to this disposition.

During the fourth quarter of 2001, the Company adjusted the estimated gain recognized in 1999 on the sale of its CRM business. The adjustment, resulting in additional gain on sale of discontinued operations of $271,000 (net of income taxes of $145,000), arose after resolution of matters associated with the sale.

NOTE 14 - Corporate Name Change

On May 27, 1999, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to change its name to Elite Information Group, Inc., from Broadway & Seymour, Inc. The name change became effective on May 27, 1999. The Company also changed its NASDAQ trading symbol to ELTE and has since traded as a National Market Issue on the NASDAQ under ELTE.

Report of Independent Accountants

To the Board of Directors and Stockholders of Elite Information Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 18, 2003

QUARTERLY FINANCIAL DATA
(unaudited)

(in thousands except per share data)

	2002 Quarter Ended				2001 Quarter Ended
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31

Revenue before expense reimbursements	$18,367	$19,117	$19,287	$20,900	$14,295	$17,392	$18,516	$18,559
Expense reimbursements	842	937	1,247	1,315	742	935	1,115	1,068

Total Revenue	19,209	20,054	20,534	22,215	15,037	18,327	19,631	19,627
Cost of revenue before reimbursable expenses	8,833	9,327	9,268	9,836	8,370	8,403	9,138	8,407
Reimbursable expenses	842	937	1,247	1,315	742	935	1,115	1,068

Total cost of revenue	9,675	10,264	10,515	11,151	9,112	9,338	10,253	9,475
Gross profit	9,534	9,790	10,019	11,064	5,925	8,989	9,378	10,152
Operating expenses	8,301	8,754	8,231	8,450	6,115	6,633	6,422	7,038
Amortization of intangibles	190	190	190	190	514	514	552	552

Operating income (loss)	1,043	846	1,598	2,424	(704)	1,842	2,404	2,562
Interest income, net	96	107	96	94	298	224	180	121
Income tax benefit (provision)	(433)	(362)	(341)	(698)	103	(777)	(651)	(1,095)

Income (loss) from continuing operations	706	591	1,353	1,820	(303)	1,289	1,933	1,588
Gain from discontinued operations (net of tax)	—	—	—	—	—	—	—	271

Net income (loss)	$706	$591	$1,353	$1,820	$(303)	$1,289	$1,933	$1,859

Net income (loss) per diluted share:
Continuing operations	$0.08	$0.07	$0.16	$0.23	$(0.04)	$0.16	$0.23	$0.19
Gain from discontinued operations	—	—	—	—	—	—	—	$0.03

Net income (loss)	$0.08	$0.07	$0.16	$0.23	$(0.04)	$0.16	$0.23	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information under the captions “Election of Two Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information under the captions “Executive Officers, Compensation and Other Information,” “Equity Compensation Plan Information” and “Employment, Severance and Consulting Agreements” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 15d-14.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In the Company’s evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, the Company sought to determine whether there were any significant deficiencies or material weaknesses in such controls and procedures, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s disclosure controls and procedures. Based upon the foregoing evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Report of Independent Accountants

(a)(2) Financial Statement Schedules.

The following schedules are filed as a part of this report:

Page

Schedule II - Valuation and Qualifying Accounts and Reserves	50
Report of Independent Accountants on Financial Statement Schedule	51

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included elsewhere in the financial statements.

(a)(3) Exhibits:

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated June 16, 1992 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

3.2	Restated By-laws of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-103938)

3.3	Certificate of Designations (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

3.4	Certificate of Amendment of Certificate of Incorporation of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May 27, 1999 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 3, 1999)

4.1	Specimen share certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-42906)

4.2	Articles 4 and 5 of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

4.3	Article II, Section 2.2 of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), Restated By-laws (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-103938)

4.4	Rights Agreement, dated April 14, 1999, between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), and EquiServe Trust Company, N.A. as Rights Agent, including the form of Certificate of Designations with respect to the Series A Junior Participating Preferred Stock, included as Exhibit A to the Rights Agreement, the forms of Rights Certificate and of Election to Exercise, included as Exhibit B to the Rights Agreement, and the form of Summary of Rights to Purchase Share of Series A Junior Participating Preferred Stock included as Exhibit C to the Rights Agreement. (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed April 16, 1999)

4.5	First Amendment to Rights Agreement, dated April 14, 1999 between Elite Information Group, Inc. (formerly Broadway Seymour, Inc.) and EquiServe Trust Company, N.A. as Rights Agent (Incorporated by reference to Exhibit 99.8 to the Registrant’s Solicitation/Recommendation Statement on Schedule 14D-9 filed December 21, 1999)

4.6	Second Amendment to Rights Agreement, dated as of August 11, 2000 between Elite Information Group, Inc. and EquiServe Trust Company, N.A. as Rights Agent (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.1+	Restated 1985 Incentive Stock Option Plan dated June 12, 1985 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, SEC File No. 33-46672)

10.2+	Amendment No. 1 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated February 25, 1993 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1993)

10.3+	Amendment No. 2 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated February 17, 1994 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Transition Report on Form 10-K for the eleven months ended December 31, 1993)

10.4+	Amendment No. 3 to Restated 1985 Incentive Stock Option Plan of Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.), dated May 15, 1995 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

10.5+	Elite Information Group, Inc. Amended and Restated 1996 Stock Option Plan (Incorporated by reference to Registrant’s Notice of Annual Meeting of Stockholders and definitive Proxy Statement filed April 2, 2002 pertaining to the 2002 Annual Meeting of Stockholders, SEC File No. 000-20034)

10.6	Stock Purchase Agreement among TMC Holding Corporation and Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) dated March 5, 1999 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 1998)

10.7	Asset Purchase Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Science Applications International Corporation dated April 14, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 3, 1999)

10.8+	Severance Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Barry D. Emerson, dated May 10, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.9+	Employment Agreement by and between Elite Information Group, Inc. (formerly Broadway & Seymour, Inc.) and Christopher K. Poole, dated June 1, 1999 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.10+	Retirement and Post-Employment Agreement dated as of May 20, 1997 between Alan Rich and Elite Information Systems, Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.11+	Amendment No. 1 to Retirement and Post-Employment Agreement dated as of September 30, 2000 between Alan Rich and Elite Information Systems, Inc. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.12+	Elite.com, Inc. 1999 Stock Option Plan dated August 27, 1999 (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.13	Amended and Restated Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon 1st Business Bank (successor in interest to Mellon Bank, N.A.) dated June 26, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.14*	First Amendment to Amended and Restated Credit Agreement by and between Elite Information Systems, Inc., Elite Information Group, Inc., and Mellon 1st Business Bank dated October 11, 2002

10.15**	General Security Agreement by and between Elite Information Systems, Inc., and Mellon Bank, N.A. dated May 16, 2000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.16**	Guarantor Security Agreement by and between Elite Information Group, Inc., and Mellon Bank, N.A. dated May 16, 2000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.17**	Continuing Guaranty of Elite Information Group, Inc. (for the benefit of Mellon Bank, N.A.), dated May 16, 2000 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.18	Stock Purchase Agreement between Elite Information Group, Inc., LMI Acquisition Corporation, Law Manager, Inc., Nicholas Puschak and Davood Tashayyod, dated as of July 7, 2000 (Incorporated by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed July 21, 2000)

10.19	2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, SEC File No. 333-42906)

10.20+	Severance Agreement dated as of April 19, 2001 between Elite Information Systems, Inc. and Daniel E. Tacone (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.21+*	Relocation Agreement between Elite Information Group, Inc., and Daniel E. Tacone dated April 19, 2001 and accompanying Promissory Note dated April 19, 2001

10.22+	Relocation Agreement between Elite Information Group, Inc., and Montgomery F. Lunn dated June 19, 2001 and accompanying Promissory Note dated June 19, 2001 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

21*	Subsidiaries of Registrant

23*	Consent of Independent Accountants dated March 28, 2003.

99.1#*	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2#*	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Effective June 26, 2002, Mellon Bank, N.A. assigned its rights under each of these agreements to Mellon 1st Business Bank.

+	Management contract or compensatory plan or arrangements required to be filed as an exhibit.

#	Pursuant to interim guidance provided in SEC Release No. 33-8212, this certification accompanies, but shall not be deemed filed as part of, this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

The Company filed a Form 8-K dated November 14, 2002 to furnish the forms of certifications of its Chief Executive Officer and Chief Financial Officer with respect to the Company’s report on Form 10-Q for the quarter ended September 30, 2002, which certifications were submitted to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE INFORMATION GROUP, INC.

Date:	March 28, 2003	By:	/s/ Barry D. Emerson

Barry D. Emerson Vice President, Treasurer, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities set forth below and on the 28th day of March 2003.

Signature	Title

/s/ Christopher K. Poole Christopher K. Poole	Chairman, Chief Executive Officer and Director

/s/ Barry D. Emerson Barry D. Emerson	Vice President, Treasurer, Chief Financial Officer

/s/ Arthur G. Epker III Arthur G. Epker III	Director

/s/ David A. Finley David A. Finley	Director

/s/ Roger Noall Roger Noall	Director

/s/ Alan Rich Alan Rich	Director

/s/ William G. Seymour William G. Seymour	Director

CERTIFICATIONS

I, Barry D. Emerson, certify that:

1.	I have reviewed this annual report on Form 10-K of Elite Information Group, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Barry D. Emerson

Barry D. Emerson, Vice President, Treasurer, Chief Financial Officer

I, Christopher K. Poole, certify that:

1.	I have reviewed this annual report on Form 10-K of Elite Information Group, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Christopher K. Poole

Christopher K. Poole, Chief Executive Officer

Elite Information Group, Inc.
Schedule II – Valuation and Qualifying Accounts and Reserves
For the Years ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at	Additions				Balance at
	beginning	charged to				end
	of period	expense	Deductions	Other		of period

Allowance for doubtful accounts
December 31, 2002	$2,122	350	(1,546)	—		$926
December 31, 2001	$2,305	1,274	(1,457)	—		$2,122
December 31, 2000	$2,027	1,683	(1,614)	209	(1)	$2,305

(1)	Relates to reserve balance of the LMI business, acquired on July 11, 2000.

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Elite Information Group, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 18, 2003