Form 10-K/A
period 2002-12-31
ELITE INFORMATION GROUP INC
filed 2003-04-30
CIK 885533

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark one)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 computed by reference to the closing sale price on such date, was $64,672,154.

As of March 14, 2003, 7,864,620 shares of Common Stock, $.01 par value, were outstanding.

================================================================================

                                EXPLANATORY NOTE

Elite Information Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended December 31, 2002 solely to add the information required by Part III Items 10 through 13, which disclosures previously were to be incorporated by reference from the Company's Notice of Annual Meeting of Stockholders and definitive Proxy Statement pertaining to the 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The remaining items of Form 10-K continue to speak as of the date of the original filing of the Company's Form 10-K, and the Company is not updating the disclosures in these items. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than
Part III Items 10 through 13 are true or complete as of any date subsequent to the date of the original filing of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

On April 3, 2003, the Company announced that it entered into an Agreement and Plan of Merger, dated as of April 2, 2003 (the "Merger Agreement"), with The Thomson Corporation, a corporation organized under the laws of Ontario, Canada ("Thomson"), and Gulf Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Thomson ("Purchaser"). Pursuant to the Merger Agreement, Purchaser filed a Tender Offer Statement on Schedule TO (the "Schedule TO") on April 11, 2003. The Schedule TO relates to the offer by Purchaser to purchase any and all of the outstanding shares of common stock, par value $0.01 per share (the "Shares"), of the Company, at a purchase price of $14.00 per Share, net to the seller in cash, without interest, upon the terms and subject to the conditions described in the Offer to Purchase, dated April 11, 2003 (the "Offer to Purchase"), and in the related Letter of Transmittal, copies of which are attached to the Schedule TO as Exhibits (a)(1) and (a)(2) (which, together with any amendments or supplements thereto, collectively constitute the "Offer"). The Merger Agreement provides that following the purchase of the Shares pursuant to the Offer and subject to the satisfaction of the conditions set forth in the Merger Agreement, Purchaser will be merged (the "Merger") into the Company. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding Share, other than Shares as to which dissenters' rights have been duly asserted and perfected under the Delaware General Corporation Law and Shares held by the Company, the Parent, Purchaser or any other subsidiary of the Parent, will be converted into the right to receive $14.00 per share in cash, without interest (the "Merger Consideration"). Shares that are held by the Company as treasury stock and any Shares owned by the Parent, Purchaser or any other subsidiary of the Parent will be canceled and retired and will cease to exist and no Merger Consideration will be delivered in exchange therefor.

Thomson, Purchaser, and all of the Company's directors, as well as a significant stockholder, have entered into a stockholders agreement, pursuant to which the directors and significant stockholder have agreed, among other things, (i) to tender in the Tender Offer all of their Company shares, (ii) to appoint the Purchaser as their proxy to vote their Company shares in connection with the Merger Agreement, and (iii) not to transfer any of their Company shares.

RIGHT TO DESIGNATE DIRECTORS

       The Company has agreed in the Merger Agreement that, promptly upon the acceptance for payment of, and payment for, any shares of common stock by the Purchaser pursuant to the Offer, Thomson shall be entitled to designate such number of directors, rounded up to the next whole director, on the Board of Directors of the Company as will give Thomson representation on the Board of Directors equal to at least that number of directors that equals the product of the total number of directors on the Board multiplied by the percentage that the aggregate number of shares of Common Stock beneficially owned by Thomson and the Purchaser (including any shares of Common Stock accepted for payment in the Offer) bears to the number of shares of Common Stock then outstanding, except that until the effective time of the Merger, the Board of Directors shall include at least one (and the Company shall use its reasonable best efforts to ensure there are at least two) directors (the "Independent Directors") who are neither designated by or otherwise affiliated with Thomson, nor employed by the Company. The Merger Agreement provides that if one of the Independent Directors ceases to serve as a director for any reason prior to the effective time of the Merger, Thomson and the Company shall use commercially reasonable efforts to cause the Board of Directors to appoint or have elected as his replacement an individual designated by the remaining Independent Director. The Company has agreed at such time to take any and all action needed to cause the Purchaser's designees to be appointed to the Board of Directors.

       The Company's obligations to appoint Thomson's designees to the Board pursuant to the Merger Agreement are subject to Section 14(f) of the Exchange Act and Rule 14f-1 thereunder. The Company has agreed to promptly take all actions required pursuant to such Section and Rule in order to fulfill its obligations under the Merger Agreement and has included in a Schedule 14D-9 such information with respect to the Company and its officers and directors as is required under such Section and Rule to fulfill such obligations.

PURCHASER'S DESIGNEES

       Pursuant to the terms of the Merger Agreement, it is expected that the Purchaser's designees will take office as directors of the Company upon the Purchaser's acceptance for payment of, and payment for, shares of Common Stock representing at least a majority of the outstanding shares of the Company (on a fully diluted basis) in the Offer.

       The Purchaser has advised the Company that its designees will be the persons described in the following table and has provided the information below regarding such individuals. The Purchaser has advised the Company that it shall designate such persons to the extent which it is entitled in the order listed in the following table and shall designate such persons under the appropriate class of director as required by the Company's bylaws. The following table sets forth each designee's name, age, present occupation or employment, material occupations, positions, offices and employments thereof for each of the past five years. None of the designees currently serves on the board of directors of any public company.

                                 Present Principal Occupation or Employment;
            Name and Age      Material Positions Held during the Past Five Years
----------------------------  --------------------------------------------------
Brian H. Hall, Age 55         Chief Executive Officer of the Purchaser since
                              March 2003. Mr. Hall is the Executive Vice
                              President of Thomson and President and Chief
                              Executive Officer of Thomson Legal and Regulatory
Dennis J. Beckingham, Age 55  Chief Financial Officer of the Purchaser since
                              March 2003. Mr. Beckingham is the Executive Vice
                              President and Chief Financial and Operations
                              Officer of Thomson Legal and Regulatory
Michael E. Wilens, Age 49     President of the Purchaser since March 2003.
                              Mr. Wilens is President of Thomson West. Prior to
                              his appointment as President of Thomson West in
                              2000, Mr. Wilens served as Executive Vice
                              President and Chief Technology Officer for West
                              Group and Thomson.
Edward A. Friedland, Age 46   Director, Vice President and Secretary of the
                              Purchaser since March 2003. Mr. Friedland is the
                              Vice President and Deputy General Counsel of
                              Thomson.
Marc E. Gold, Age 31          Director and Assistant Secretary of the Purchaser
                              since March 2003. Mr. Gold has been Senior Counsel of Thomson since January 2003. Prior to joining
                              Thomson, Mr. Gold was an attorney at the law firm of Akin Gump Strauss Hauer & Feld LLP.

       The Purchaser has advised the Company that each of the persons listed in the table above has consented to act as a director, and that none of such persons has during the last five years been convicted in a criminal proceeding (excluding traffic violations and similar misdemeanors) or was party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was, or is, subject to a judgment, decree or final order enjoining future violations of, or prohibiting activities subject to, federal or state securities laws or finding any violation of such laws. The Purchaser has also advised the Company that none of the persons listed in the table above is a director of, or holds any position with, the Company, or has been involved in any transactions with the Company or any of its directors, executive officers or affiliates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, the Purchaser has also advised the Company that none of the persons listed in the table above beneficially owns any equity securities, or rights to acquire any equity securities, of the Company. The election of the Purchaser's designees will be accomplished at a meeting or by written consent of the Board.

        BOARD OF DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth with respect to each current member of the Board of Directors and each executive officer of the Company (i) his name and age, (ii) his business experience for at least the past five years, including principal occupation, and all positions and offices with the Company, (iii) his directorships in other publicly held companies, if any, and (iv) his term of service as a director or executive officer, as applicable.

                                                                                        Executive
                                            Principal Occupation and         Director    Officer
            Name and Age                  Certain Other Directorships         Since       Since
------------------------------------  ------------------------------------   --------   ---------
Arthur G. Epker III, Age 40           Vice President, PAR Capital              1999
                                      Management, Inc.(1)
David A. Finley, Age 70               Treasurer (retired) of International     1990
                                      Business Machines Corporation;
                                      Consultant and Private Investor(2)
Roger Noall, Age 68                   Executive, Retired, KeyCorp(3)           1996
                                      Director: Alleghany Corp. and The
                                      Victory Portfolios and The Victory
                                      Variable Insurance Funds
Christopher K. Poole, Age 45          Chairman of the Board, President and     1999       1999
                                      Chief Executive Officer, Elite
                                      Information Group, Inc.(4)
Alan Rich, Age 48                     Co-Founder and non-employee              1999
                                      Chairman, Elite Information Systems,
                                      Inc.(5)
William G. Seymour, Age 61            President, Primax Properties, LLC(6)     1981
                                      Director: First Trust Bank
Barry D. Emerson, Age 45              Vice President, Treasurer and Chief                 1999
                                      Financial Officer(7)
Daniel Tacone, Age 47                 Chief Operating Officer, Elite                      2001
                                      Information Systems, Inc.(8)
Montgomery Lunn, Age 48               Chief Operating Officer, Law                        2001
                                      Manager, Inc.(9)

---------------------

(1) Mr. Epker has been a Vice President of PAR Capital, an investment management firm, since July 1992.

(2) Mr. Finley served as Executive Vice President and Chief Financial Officer of the Company from January 1996 to July 1997 and again served as Executive Vice President on a temporary basis from mid-September 1997 to mid-November 1997. Prior to joining the Company, Mr. Finley worked as a consultant and was a private investor and the President, between 1992 and 1999, of Investment Management Partners, Inc., an investment management firm. Since leaving the Company, Mr. Finley has resumed his work as a consultant and private investor. From September 1959 until his retirement in December 1989, Mr. Finley was employed by International Business Machines Corporation, where, from September 1986 until his retirement Mr. Finley served as Treasurer.

(3) Mr. Noall served as Senior Executive Vice President and Chief Administrative Officer of KeyCorp from March 1, 1994 to December 31, 1996 and served in the additional positions of General Counsel and Secretary of KeyCorp from September 1, 1995 to June 14, 1996. Prior to March 1, 1994, Mr. Noall served as Vice Chairman of the Board and Chief Administrative Officer of Society Corporation (banking). Mr. Noall joined KeyCorp on that date upon the merger of Society Corporation and KeyCorp.

(4) Mr. Poole has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. From May 1995, until May, 1999, Mr. Poole served as Chief Operating Officer of Elite Information Systems, Inc., a wholly owned operating subsidiary of the Company ("EIS"), and since January 1998 he has served as the President of EIS. From November 1989 to May 1995, Mr. Poole was the Director of Technology and Executive Director of Latham & Watkins, a law firm based in Los Angeles, California.

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

(7) Mr. Emerson has served as Vice President, Treasurer and Chief Financial Officer of the Company since May 1999. Prior to joining the Company, Mr. Emerson served as Vice President and Corporate Controller for Wyle Electronics, an Irvine, California based electronics distributor, from 1983 to 1998.

(8) Mr. Tacone became Chief Operating Officer of EIS in 2001. Prior to becoming Chief Operating Officer of EIS, Mr. Tacone was Vice President of Sales for EIS from 1990 until 2001.

(9) Mr. Lunn is Chief Operating Officer of Law Manager, Inc., a wholly owned subsidiary of the Company ("LMI"). Mr. Lunn was Vice President of Corporate Development/Marketing for EIS from 1994 until 2001.

       The classes in which the directors serve are as follows:

          CLASS I                    CLASS II                    CLASS III
          -------                    --------                    ---------
   Christopher K. Poole           David A. Finley                Alan Rich
        Roger Noall             William G. Seymour          Arthur G. Epker III

       The term of office of each of the Class I directors expires at the 2003 annual meeting of stockholders; the term of office of each of the Class II directors expires at the 2004 annual meeting of stockholders; and the term of office of each of the Class III directors expires at the 2005 annual meeting of stockholders or in each case until their respective successors shall be duly elected and qualified to serve. There are no family relationships among the executive officers or directors of the Company.

       The Company, Thomson and the Purchaser have agreed pursuant to the Merger Agreement that, following the election or appointment of Thomson's designees and prior to the effective time of the Merger, any amendment or termination of the Merger Agreement by the Company, any extension of time for performance under the Merger Agreement by Thomson or Purchaser or any waiver of compliance with any agreements or conditions for the Company's benefit or any other action which adversely affects the Company's stockholders (other than Thomson or Purchaser) will require the affirmative vote of a majority of Independent Directors.

       It is contemplated that the following directors, to the extent that additional vacancies will be required to appoint the Purchaser's designees, shall, in the order listed below, resign from the Board of Directors upon the Purchaser's acceptance for payment of shares of Common Stock pursuant to the
Offer:

       Christopher K. Poole
       Alan Rich
       David A. Finley
       William G. Seymour
       Roger Noall
       Arthur G. Epker III

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

       Executive officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that one report with respect to one transaction by Mr. Tacone was filed late and two reports with respect to two transactions by Mr. Lunn (which were ultimately reported on the same report) were filed late.

ITEM 11. EXECUTIVE COMPENSATION

             EXECUTIVE OFFICERS, COMPENSATION AND OTHER INFORMATION

       The following table sets forth a summary, for fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, of the compensation of Mr. Poole, Mr. Emerson, Mr. Tacone and Mr. Lunn, the Company's executive officers as of December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                 Annual Compensation                         Compensation Awards
                              -------------------------    Other Annual     Securities Underlying      All Other
Name and Principal Position   Year   Salary    Bonus($)   Compensation($)        Options(#)         Compensation($)
----------------------------  ----   -------   --------   ---------------   ---------------------   ---------------
Christopher K. Poole          2002   350,000   125,000                              25,000               8,250(1)
Chairman and                  2001   325,000   307,500                              25,000               4,218(1)
Chief Executive Officer       2000   300,000    75,000                              50,000               5,000(1)
Barry D. Emerson              2002   190,000    25,000                              10,000               6,731(1)
Vice President, Treasurer     2001   170,000    73,800                              10,000               3,258(1)
and Chief Financial Officer   2000   160,000    20,000                              25,000               5,250(1)
Daniel Tacone(2)              2002   275,000    75,000                              15,000               7,020(1)
Chief Operating Officer,      2001   275,000   144,000        66,811(3)             50,000                 210(1)
Elite Information Systems,
  Inc.
Montgomery Lunn(2)            2002   200,000    30,000                              10,000               8,250(1)
Chief Operating Officer,      2001   200,000    60,000        50,000(4)             10,000               8,775(1)
Law Manager, Inc.

---------------------

(1) Represents matching contributions made by the Company under the Company's 401(k) retirement plan.

(2)       Mr. Tacone and Mr. Lunn became executive officers in 2001.

(3) Amount represents $47,811 in relocation expenses and $19,000 in living expenses associated with Mr. Tacone's relocation to Los Angeles.

(4) Amount represents relocation expenses associated with Mr. Lunn's relocation to Pennsylvania.

       The following table sets forth certain information concerning grants of stock options during the year ended December 31, 2002, to the executive officers named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable
                             Number     % of Total                              Value At Assumed
                               of        Options                             Annual Rates of Stock
                           Securities   Granted to   Exercise                Price Appreciation for
                           Underlying   Employees    or Base                      Option Term
                            Options     in Fiscal     Price     Expiration   ----------------------
          Name             Granted(#)      Year       ($/Sh)       Date       5%($)         10%($)
-------------------------  ----------   ----------   --------   ----------   --------      --------
Christopher K. Poole         25,000(1)    10.37       $6.49      7/25/12     $102,000      $258,500
Barry D. Emerson             10,000(1)     4.15       $6.49      7/25/12     $ 40,800      $103,400
Daniel Tacone                15,000(1)     6.22       $6.49      7/25/12     $ 61,200      $155,100
Montgomery Lunn              10,000(1)     4.15       $6.49      7/25/12     $ 40,800      $103,400

---------------------

(1) These options are currently 100% unvested, and will vest over 3 years in annual installments of 33.33% beginning on July 25, 2003.

       The following table sets forth certain information with regard to stock options held at December 31, 2002, by each of the executive officers named in the Summary Compensation Table. No options were exercised by any of the executive officers named in the Summary Compensation Table in the year ended December 31, 2002.

                              FY-END OPTION VALUES

                                            Number of Securities       Value of Securities Underlying
                                           Underlying Unexercised         Unexercised in-the-Money
                                            Options at FY-End(#)            Options at FY-End($)
                 Name                    Exercisable/Unexercisable      Exercisable/Unexercisable(1)
--------------------------------------  ----------------------------   ------------------------------
Christopher K. Poole                           232,666/58,334                $812,665/$137,835
Barry D. Emerson                                44,999/25,001                 $138,315/$58,985
Daniel Tacone                                   64,832/56,668                $196,736/$183,654
Montgomery Lunn                                 47,999/25,001                 $182,764/$58,985

---------------------

(1) The fair market value used for computations in this column was $9.25, which was the closing market price of the Company's Common Stock on December 31, 2002.

                               PERFORMANCE GRAPH

       The following graph compares the Company's cumulative total shareholder return for five fiscal years through the end of the most recent fiscal year, December 31, 2002, assuming the investment on December 31, 1997, of $100 in Common Stock, along with the cumulative total returns of a broad-based equity market index -- the Center for Research in Securities Prices (CRSP) Total Return Index for the Nasdaq Stock Market (U.S. Companies) -- and of a published industry peer index -- the CRSP Nasdaq Computer & Data Processing Services
Index -- over the same period assuming the investment on December 31, 1997, of $100 in securities that are the components of these indices.

                              [Performance Graph]

                                    1997    1998    1999    2000    2001    2002
                                    ----    ----    ----    ----    ----    ----
Elite Information Group             100      23     111      47     129      96
Nasdaq U.S.                         100     141     262     157     125      86
Nasdaq Computer & Data Processing   100     178     392     181     145     100

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

       Decisions on compensation of the Company's executive officers generally are made by the Compensation Committee of the Board. Set forth below is a report of the Board's Compensation Committee addressing the Company's compensation policies for 2002 for its executive officers.

OBJECTIVES AND POLICIES

       Over the past year, the Committee's policy in compensating executive officers has been to align the interest of the executives with the interests of shareholders and the strategic goals established by the Board of Directors, and to ensure that compensation and benefits are at levels and in a form that enable the Company to motivate and retain its executives. It is the policy of the Committee to make a significant portion of executive compensation dependent upon corporate performance, including the success of the Company in meeting its financial goals.

       The Committee also believes it is essential that the Committee retain the flexibility to evaluate not only the performance of the individual executive officer in furthering the Company's strategic goals and the Company's performance as a whole, but also the overall performance of the individual executive officer. The Committee relies on subjective evaluation as well as objective goals in setting and adjusting base salary of the Chief Executive Officer and other executive officers and in awarding bonuses and other incentive compensation.

BASE SALARIES; OPTIONS; ANNUAL BONUSES

       Salary levels for executive officers are evaluated annually. Adjustments are based on salaries for prior years, the general trend of executive salaries nationally, individual performance, and internal comparisons. Mr. Poole is currently employed pursuant to an employment agreement that establishes his minimum level of salary at $300,000. Mr. Poole's salary for 2002 was set by the Committee at $350,000. Mr. Emerson's, Mr. Tacone's and Mr. Lunn's salaries are not established by employment agreements. The Committee increased Mr. Emerson's base salary from $170,000 to $190,000 in 2002. Mr. Tacone's salary remained at $275,000 in 2002, and Mr. Lunn's salary remained at $200,000 in 2002.

       In determining bonus plans for executives for 2002, the Committee set specific financial goals for each of the executives with approximately half of any bonus amount to be determined based on the achievement of such goals and the balance of the potential bonus amount to be determined by the Committee using its subjective assessment of the overall contribution of the individual executive officers including evaluation of whether the executive accomplished previously established non-financial goals.

       In determining the bonus to be awarded to Mr. Poole and Mr. Emerson for 2002, the Committee compared the Company's 2002 financial performance to the goals previously set by the Committee and assessed Mr. Poole's and Mr. Emerson's overall contribution. The Committee determined that Mr. Poole would receive no bonus based on the Company's 2002 financial performance. After assessing Mr. Poole's overall contribution to the Company, the Committee awarded Mr. Poole a bonus of $125,000 based on such contribution. The Committee determined that Mr. Emerson would receive no bonus based on the Company's 2002 financial performance. After assessing Mr. Emerson's overall contribution to the Company, the Committee awarded Mr. Emerson a bonus of $25,000 based on such contribution.

       In determining the bonus to be awarded to Mr. Tacone for 2002, the Committee compared the 2002 financial performance of EIS to the goals previously set by the Committee and assessed Mr. Tacone's overall contribution to EIS. The Committee determined that Mr. Tacone would receive no bonus based on EIS's 2002 financial performance. After assessing Mr. Tacone's overall contribution to EIS, the Committee awarded Mr. Tacone a bonus of $75,000 based on such contribution.

       In determining the bonus to be awarded to Mr. Lunn for 2002, the Committee compared the 2002 financial performance of Law Manager, Inc. ("LMI") to the goals previously set by the Committee and assessed Mr. Lunn's overall contribution to LMI. The Committee determined that Mr. Lunn would receive no bonus based on LMI's financial performance for 2002. After assessing Mr. Lunn's overall contribution to LMI, the Committee awarded Mr. Lunn a bonus of $30,000 based on such contribution.

       As part of the Committee's desire to align the interests of executives with those of shareholders, stock options are, from time to time, awarded to executives. In July of 2002, the Committee granted options covering 25,000 shares to Mr. Poole, options covering 15,000 shares to Mr. Tacone and options covering 10,000 shares each to Mr. Emerson and Mr. Lunn.

TAX POLICY

       Section 162(m) of the Internal Revenue Code limits deductions for certain executive compensation in excess of $1 million. Certain types of compensation, including compensation pursuant to stock option plans, are deductible only if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement. The Committee also anticipates that certain option awards may be made as incentive stock options for which the Company generally would not be able to claim a deduction for compensation expense. In addition, compensation expense arising under option awards made from January 1996 to February 1998 during the terms of service of William G. Seymour and Robert J. Levenson on the Committee may not qualify for the exemption from
Section 162(m) due to Mr. Seymour's prior service as an officer of the Company and the level of transactions between Mr. Levenson's employer, First Data Corp., and the Company. While the Committee will consider deductibility under Section 162(m) with respect to future compensation arrangements with executive officers, deductibility will not be the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that the Company may authorize compensation arrangements under which payments may not be deductible under Section 162(m). The Committee believes that due to the level of current salary and maximum cash bonus compensation of its executive officers, and anticipated levels of future stock option awards, the Company will be able to claim full deductibility of amounts paid under existing executive compensation arrangements to the extent otherwise permitted by law.

                                         For the Compensation Committee:

                                         Roger Noall
                                         Arthur G. Epker III

BOARD MEETINGS -- COMMITTEES OF THE BOARD

       The Board of Directors held eight meetings during the year ended December 31, 2002. In addition to regular and special meetings of the Board, the Board confers with management by conference call from time to time. During 2002, all directors attended at least 75% of the total number of meetings of the Board of Directors and the total number of meetings of committees of the Board on which such director served, except that Roger Noall was not present at one meeting of the Audit Committee.

       The Board of Directors has a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for executive officers of the Company and administers the Company's 1996 Stock Option Plan and the 2000 Employee Stock Purchase Plan; an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent accountants; and a Nominating Committee, which recommends nominees for the Board of Directors and advises the Board on other matters of organizational structure and corporate governance. Messrs. Noall and Epker currently serve on the Compensation Committee. Messrs. Finley, Noall and Seymour currently serve on the Audit Committee. Messrs. Noall and Epker serve on the Nominating Committee. During the year ended December 31, 2002, the Compensation Committee met four times and the Audit Committee met eight times. The Nominating Committee met one time. The Company's bylaws prescribe the procedure a stockholder must follow to make nominations for director candidates or to propose any business to be considered at an annual meeting. Stockholder nominations for director or other proposals will be considered at an annual meeting if the stockholder delivers to the Secretary of the Company at its principal executive offices, no less than 60 nor more than 90 days prior to the meeting (or in the event that public disclosure of the date of the annual meeting is first made less than 70 days in advance of the meeting date, no later than the close of business on the tenth day after public disclosure of the date of the annual meeting is made), a written notice setting forth the information specified in the Company's bylaws. Any stockholder desiring a copy of the Company's bylaws will be furnished one without charge upon written request to the Secretary of the Company at 5100 West Goldleaf Circle, Suite 100, Los Angeles, California 90056.

COMPENSATION OF DIRECTORS

     Upon adoption of the 1996 Stock Option Plan on June 25, 1996, each director who was not also an officer or employee of the Company on that date (i.e., Mr. Finley) was granted options to purchase 5,000 shares of Common Stock at the fair market value of the shares on that date. In addition, under the 1996 Stock Option Plan as currently in effect, any individual who is not an employee or officer of the Company and who is first elected to the Board after June 25, 1996 (i.e., Messrs. Epker, Noall and Rich) receives upon the date of such election an option to purchase 5,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on such date. The 1996 Stock Option Plan further provides for awards of options to outside directors to purchase 5,000 shares of Common Stock on January 5th of each year beginning on January 5, 2003. In the event that the total exercise price of such options for 5,000 shares exceeds $100,000, the number of shares purchasable under such option are to be reduced so that the total exercise price of the options granted equals $100,000, and in the event that the number of shares authorized under the 1996 Stock Option Plan are not sufficient to make an award to outside directors, options for the remaining authorized shares shall be awarded pro rata to the outside directors then entitled to receive such options. All such options awarded to non-employee directors under the 1996 Stock Option Plan currently become exercisable over a period of three years, with 33 1/3% of the total award becoming exercisable on each of the next three anniversaries of such grant.

       The Company pays its non-employee directors a fee of $2,500 for each directors' meeting attended and pays an additional $500 fee to each member of the Audit Committee and Compensation Committee for each committee meeting attended. No fee is paid for telephonic meetings. Directors are reimbursed for travel and lodging expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


HOLDERS OF MORE THAN FIVE PERCENT BENEFICIAL OWNERSHIP

       The following table sets forth the names and addresses of, and the number and percentage of shares beneficially owned by, the persons known to the Company to beneficially own five percent or more of the Company's outstanding Common Stock as of April 4, 2003:

Name and Address                                              Amount and Nature of   Percent of
of Beneficial Owner                                           Beneficial Ownership    Class(1)
-------------------                                           --------------------   -----------
PAR Investment Partners, L.P.                                      1,220,300(2)         15.5%
One Financial Center
Suite 1600
Boston, Massachusetts 02111
Ironwood Capital Management, LLC, et al.                             916,800(3)         11.6%
21 Custom House Street
Boston, Massachusetts 02109
Dimensional Fund Advisors Inc.                                       584,800(4)          7.4%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
William G. Seymour                                                   445,622(5)          5.6%
5100 West Goldleaf Circle, Suite 100
Los Angeles, California 90056

---------------------

(1)     Based on 7,890,600 shares of Common Stock outstanding as of April 4,
        2003.

(2) Based upon an amended Schedule 13D of PAR Capital Management, Inc. ("PAR Capital"), PAR Group, L.P. ("PAR Group") and PAR Investment Partners, L.P. ("PIP"), dated on or about May 17, 2000. Arthur G. Epker III, a director of the Company, is a Vice President of PAR Capital and may be deemed to be a controlling stockholder of PAR Capital. PAR Capital is a Delaware S Corporation and the sole general partner of PAR Group. The principal business of PAR Capital is to act as the general partner of PAR Group. PAR Group is a Delaware limited partnership and the sole general partner of PIP. The principal business of PAR Group is that of a private investment partnership engaging in the purchase and sale of securities for its own account. PIP is a Delaware limited partnership and its principal business is that of a private investment partnership engaging in the purchase and sale of securities for its own account.
        Mr. Epker disclaims beneficial ownership of such shares. In addition, Mr. Epker's wife owns 10,000 shares of the Company's Common Stock through an Individual Retirement Account. Mr. Epker also disclaims beneficial ownership of such shares.

(3) Based on a Schedule 13G of Ironwood Capital Management, LLC, Warren J. Isabelle, Richard L. Droster and Donald Collins filed with the SEC on March 14, 2003. Ironwood Capital Management, LLC filed this Schedule 13G in its capacity as an investor advisor, and the other reporting persons filed in their respective capacities with the parent holding company of Ironwood Capital Management, LLC. All persons reported shared voting power over 661,800 shares and shared dispositive power over 916,800 shares.

(4) Based upon a Schedule 13G/A of Dimensional Fund Advisors Inc. filed with the SEC on February 12, 2003 by Dimensional Fund Advisors Inc. on behalf of certain clients for which it is the investment advisor or manager. Dimensional Fund Advisors Inc. disclaims beneficial ownership of these shares.

(5) Includes 11,000 options to purchase shares of Company Common Stock, which options are or become exercisable within 60 days.

BENEFICIAL OWNERSHIP OF DIRECTORS AND MANAGEMENT

       The following table sets forth as of April 4, 2003, the beneficial ownership of Common Stock by each director and executive officer named in the Summary Compensation Table below and by all directors and executive officers as a group.

                                                             Shares Beneficially
                                                                   Owned(1)
                                                             --------------------
                 Name of Beneficial Owner                      Number     Percent
-----------------------------------------------------------  ----------   -------
Arthur G. Epker III                                          1,241,300(2)  15.7%
David A. Finley                                                  87,666     1.1%
Roger Noall                                                      45,100       *
Christopher K. Poole                                            242,249     3.0%
Alan Rich                                                        11,000       *
William G. Seymour                                              445,622     5.6%
Barry D. Emerson                                                 46,462       *
Daniel Tacone                                                    90,494     1.1%
Montgomery Lunn                                                  49,817       *
All directors and executive officers as a group (9 in
  number)                                                     2,259,710    26.8%

---------------------

 *      Less than one percent.

(1) Included in the calculation of the number of shares of Common Stock owned beneficially are the following shares subject to options exercisable on April 4, 2003, or within 60 days thereafter by the directors and executive officers indicated and by all the directors and executive officers as a group: Mr. Epker -- 11,000 shares; Mr.
        Finley -- 87,666 shares; Mr. Noall -- 11,000 shares; Mr. Poole -- 232,666 shares; Mr. Rich -- 11,000 shares; Mr. Seymour -- 11,000 shares; Mr. Emerson -- 44,999 shares; Mr. Tacone -- 81,499 shares; Mr.
        Lunn -- 47,999 shares; and all members of the group -- 538,829 shares.

(2) Mr. Epker is a Vice President of PAR Capital Management, Inc. ("PAR Capital") and may be deemed to be a controlling stockholder of PAR Capital. Accordingly, Mr. Epker may be deemed to beneficially own shares of Common Stock owned by Par Capital, PAR Group, L.P. ("PAR Group") and PAR Investment Partners, L.P. ("PIP"). See footnote (2) to the table under "Securities Ownership of Certain Beneficial Owners and Management." PAR Capital is a Delaware S Corporation and the sole general partner of PAR Group. The principal business of PAR Capital is to act as the general partner of PAR Group. PAR Group is a Delaware limited partnership and the sole general partner of PIP. The principal business of PAR Group is that of a private investment partnership engaging in the purchase and sale of securities for its own account. PIP is a Delaware limited partnership and its principal business is that of a private investment partnership engaging in the purchase and sale of securities for its own account. Mr. Epker disclaims beneficial ownership of such shares. In addition, Mr. Epker's wife owns 10,000 shares of the Company's Common Stocks through an Individual Retirement Account. Mr. Epker also disclaims beneficial ownership of such shares.

       Information regarding any arrangements known to the Company which may at a subsequent date result in a change in control of the Company is contained in
Item 10 under the heading "General".

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2002 regarding all of the Company's equity compensation plans.

---------------------------------------------------------------------------------------------------------------
                                          (a)                      (b)                        (c)
---------------------------------------------------------------------------------------------------------------
Plan category                     Number of securities      Weighted-average         Number of securities
                                  to be issued upon         exercise price of        remaining available for
                                  exercise of               outstanding options,     future issuance under
                                  outstanding options,      warrants and rights      equity compensation plans
                                  warrants and rights                                (excluding securities
                                                                                     reflected in column (a))
---------------------------------------------------------------------------------------------------------------
Equity compensation                 1,732,826(1)(2)              7.40(2)                  1,635,500(3)
plans approved by security
holders:
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not          41,666(4)                 9.43                           N/A
approved by security holders:
---------------------------------------------------------------------------------------------------------------
        Total                       1,774,492                    7.46                     1,635,500
---------------------------------------------------------------------------------------------------------------

(1) This amount represents (i) 1,633,827 shares of common stock issuable upon the exercise of options outstanding under the Company's Amended and Restated 1996 Stock Option Plan and (ii) 98,999 shares of common stock issuable upon the exercise of options outstanding under the Company's Restated 1985 Incentive Stock Option Plan, which was terminated in June 1995.

(2) This amount does not include shares of common stock to be purchased pursuant to the 2000 Employee Stock Purchase Plan. Under the terms of this plan, eligible employees may elect to have payroll deductions made in an amount not less than 1% nor more than 10% of the employee's compensation, subject to an aggregate annual limit. At the end of each quarter, these payroll deductions are applied to acquire shares of the Company's common stock at a price equal to 85% of the closing price of the Company's common stock on the NASDAQ National Market System on either the first day or the last day of the applicable quarterly period, whichever is lower.

(3) There are no securities available for future issuance under the Restated 1985 Incentive Stock Option Plan, which has been terminated. An aggregate of 861,173 shares of common stock are available for future issuance under the Company's Amended and Restated 1996 Stock Option Plan, and an aggregate of 774,327 shares of common stock are available for purchase under the 2000 Employee Stock Purchase Plan.

(4) This amount represents shares of common stock issuable upon the exercise of options outstanding under the terms of individual option grant letters issued to the individuals on the dates and with terms as follows: (1) Bruce Anderson, February 17, 1994, 10,000 shares at an option price of $11.25; (2) David Finley, June 24, 1993, 6,666 shares at an option price of $7.75; (3) George Lawrence McTavish, June 24, 1993, 10,000 shares at an option price of $7.75 and February 17, 1994, 10,000 shares at an option price of $11.25; and (4) John A. Tate, Jr., June 24, 1993, 5,000 shares at an option price of $7.75. All of the options granted under the terms of individual option grant letters issued to the individuals listed above expire on the earlier of (a) ten years from the date of grant or (b) the date three months after the date of such individual's death, are fully vested and generally are not transferable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                EMPLOYMENT, SEVERANCE AND CONSULTING AGREEMENTS

       The following are summaries of certain provisions of employment, severance and consulting agreements between the Company and its executive officers and directors identified below.

       Existing Employment Agreement of Christopher K. Poole. On June 1, 1999, the Company entered into an employment agreement with Christopher K. Poole with respect to his service as the Chief Executive Officer of the Company. The employment agreement has an initial term of one year and renews automatically for successive one-year terms. The Company may terminate Mr. Poole's employment under the agreement at any time. If the Company terminates Mr. Poole's employment other than for "cause" (as defined in the agreement) or as the result of his permanent disability, the Company is obligated to pay to him (following receipt of a general release from Mr. Poole) a lump-sum amount equal to twice his then-current annual salary (less applicable tax withholding). If such termination occurs as a result of a change in control of the Company or within two years after a change in control, the Company is also obligated to pay to Mr. Poole the larger of the proportionate amount of any incentive bonus that would otherwise be payable to Mr. Poole for the year in which his employment is terminated (based on the number of days elapsed in the year) or the amount of his incentive bonus paid for the prior year. Consummation of the Offer pursuant to the Merger Agreement would constitute a change in control under the employment agreement.

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

       The agreement provides that Mr. Poole's annual salary will be $300,000, which amount may be increased with the approval of the Compensation Committee of the Company's Board of Directors. The Compensation Committee voted to increase Mr. Poole's annual salary to $350,000 in 2002. In addition, Mr. Poole is to be eligible to participate in incentive bonuses and other compensation plans approved by the Board of Directors or the Compensation Committee. Mr. Poole is also eligible to participate in other benefit plans made available to employees and to receive perquisites as agreed upon from time to time. Mr. Poole is also entitled to four weeks paid vacation. If he elects to purchase long-term care or personal disability insurance coverage, the Company shall pay one half of the premiums, up to $2,500 per year, and the Company will continue to pay such amount following termination of Mr. Poole's employment due to permanent disability so long as he continues COBRA insurance coverage.

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

       New Employment Agreement of Christopher K. Poole. On April 10, 2003, the Company entered into a new employment agreement (the "2003 Poole Agreement") with Mr. Poole to provide for his continued employment following consummation of the Offer. Capitalized terms not otherwise defined in this summary of the Poole Agreement will have the meanings ascribed to such terms in the Poole Agreement. The Poole Agreement provides that Mr. Poole will serve as President and General Manager of the NAL Software Business Unit of the Surviving Corporation (the "NAL Unit") during a two-year term that is to commence as of the date upon which the Offer (as defined in the Merger Agreement) is consummated (the "Effective Date"). The 2003 Poole Agreement will supersede Mr. Pole's existing employment agreement as of the Effective Date, including any right thereunder to receive payments as the result of a change of control of the Company following consummation of the Offer or the Merger.

       Pursuant to the Poole Agreement, Mr. Poole will receive an annual base salary of $325,000 (subject to annual review and merit increases) and will be eligible to earn an annual bonus of up to 200% of his base salary (with a target bonus amount equal to 100% of his base salary), based on the achievement of certain performance objectives. Mr. Poole is also eligible to earn a retention performance award of up to $800,000 (with a target amount equal to $400,000), based on the achievement of certain performance objectives during the period commencing at the Effective Time and ending on the last day of the 2004 plan year. Mr. Poole will also be entitled to a one-time integration bonus of $75,000, payable on the 90th day following the Effective Date, provided that certain objectives relating to the integration of the business of the Company with the business of Thomson are satisfied. Mr. Poole will be entitled to participate in retirement, medical, disability, long-term care and life insurance plans applicable to senior executives of the NAL Unit. If Mr. Poole's employment is terminated without Cause, and where such termination is not the result of Mr. Poole's death or disability, Mr. Poole is entitled to a lump sum payment equal to the sum of (i) one and one-half times his then-current annual salary, (ii) the amount of medical, dental and vision benefits the Company would have contributed on behalf of Mr. Poole and his dependents had he remained employed for an additional 18 months, (iii) a pro-rated amount of Mr. Poole's annual target bonus for the year of termination, and (iv) any unpaid portion of the target amount of the retention performance award (in no event less than $400,000) and he will also be entitled to outplacement assistance for a maximum amount of $20,000. If Mr. Poole terminates his employment for Good Reason, he is entitled to the same lump sum payment that he is entitled to in the event his employment is terminated without Cause, except that he is not entitled to the unpaid portion of the target amount of the retention performance award. Mr. Poole is bound by a covenant not to compete with the business of the Company (or any of its affiliates) for one year after termination of his employment for any reason, anywhere in the United States, Canada, or the United Kingdom. In addition, Mr. Poole is bound by a covenant not to solicit employees or customers of the Company (or any of its affiliates) for one year after termination of his employment for any reason.

       Barry D. Emerson. On May 10, 1999, the Company entered into a severance agreement with Barry D. Emerson in connection with Mr. Emerson's employment as the Company's Chief Financial Officer. Pursuant to the agreement, Mr. Emerson is employed "at will" by the Company and may be terminated at any time for any reason. If the Company terminates Mr. Emerson's employment other than for "cause" (as defined in the agreement), the Company is obligated to pay to him (following receipt of a general release from Mr. Emerson) a lump-sum amount equal to his then-current annual salary (currently $190,000), (less applicable tax withholding). In addition, the Company would be obligated to pay for continued health insurance coverage for Mr. Emerson for 12 months following a termination of his employment.

       Alan Rich. Since his retirement as President of Elite Information Systems, Inc. ("EIS") on December 31, 1997, Mr. Rich has provided EIS with consulting services as an independent contractor pursuant to a Retirement and Post-Employment Agreement dated May 20, 1997, as amended, between Mr. Rich and EIS. Pursuant to this agreement, Mr. Rich is obligated to provide such consulting services as requested by EIS from time to time through December 31, 2003, unless either party terminates the agreement effective December 31, 2002, with 90 days' advance written notice. EIS pays Mr. Rich an annual fee of $100,000 in consideration of such services. In addition, the agreement contains covenants restricting Mr. Rich from engaging in certain activities in competition with EIS. In exchange for these covenants not to compete, EIS is obligated to pay Mr. Rich a total of $100,000 annually. Under the agreement, Mr. Rich also has agreed not to disclose confidential and proprietary information of EIS. Pursuant to the agreement, EIS paid Mr. Rich a total of $200,000 in 2002.

       Daniel Tacone. On April 19, 2001, EIS entered into a severance agreement with Daniel E. Tacone in connection with Mr. Tacone's employment as EIS's Chief Operating Officer. Pursuant to the agreement, Mr. Tacone is employed "at will" by EIS and may be terminated at any time for any reason. If EIS terminates Mr. Tacone's employment other than for "cause" (as defined in the agreement), EIS is obligated to pay to him a lump-sum amount equal to his then-current annual salary (currently $275,000), less applicable tax withholding, plus a pro rata amount of his target annual incentive bonus amount. On April 19, 2001, EIS also entered into an agreement with Mr. Tacone in connection with his relocation whereby EIS provided a loan of $44,500 to Mr. Tacone to cover expenses related to the sale of his home. The loaned amount will be subject to repayment by Mr. Tacone, without interest, in certain circumstances as provided in the agreement. The amount that may become due from Mr. Tacone will be decreased by 20% on April 19 of each year, beginning in 2002, until the amount is reduced to zero. Should Mr. Tacone voluntarily terminate his employment with EIS prior to April 19, 2006, the then current amount due from Mr. Tacone shall become immediately due and payable.

       Montgomery Lunn. On June 19, 2001, LMI entered into an agreement with Mr. Lunn, in connection with his relocation, whereby LMI provided a loan of $25,000 to Mr. Lunn to cover expenses related to the sale of his home. The loaned amount will be subject to repayment by Mr. Lunn, without interest, in certain circumstances as provided in the agreement. The amount that may become due from Mr. Lunn will be decreased by 20% on June 19 of each year, beginning in 2002, until the amount is reduced to zero. Should Mr. Lunn voluntarily terminate his employment with LMI prior to June 19, 2006, the then current amount due from Mr. Lunn shall become immediately due and payable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            ELITE INFORMATION GROUP, INC.


Date:  April 30, 2003

                                            By: /s/ Christopher K. Poole
                                                --------------------------------
                                            Christopher K. Poole
                                            Chairman and Chief Executive Officer




                                            By: /s/ Barry D. Emerson
                                                --------------------------------
                                            Barry D. Emerson
                                            Vice President, Treasurer and
                                              Chief Financial Officer

CERTIFICATIONS

I, Barry D. Emerson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Elite Information Group, Inc. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003                      By: /s/ Barry D. Emerson
                                              ----------------------------------
                                              Barry D. Emerson, Vice President,
                                              Treasurer, Chief Financial Officer

I, Christopher K. Poole, certify that:

1. I have reviewed this annual report on Form 10-K/A of Elite Information Group, Inc. (the "registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003           By: /s/ Christopher K. Poole
                                   ---------------------------------------------
                                   Christopher K. Poole, Chief Executive Officer